Form 10-K
period 1993-12-31
ENSERCH EXPLORATION PARTNERS LTD
filed 1994-03-31
CIK 764625

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K
(Mark One)

   (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
              For the fiscal year ended December 31, 1993

                                             OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              For the transition period from                to
              Commission file number 1-8876

                             Enserch Exploration Partners, Ltd.
                     Texas                                 75-2017566
          (State or other jurisdiction of         ( I.R.S. Identification No.)
           incorporation or organization)

                           1817 Wood Street, Dallas, Texas  75201
                           (Address of principal executive office)

            Registrant's Telephone Number, Including Area Code - (214) 748-1110

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of Each Exchange
       Title of Each Class                           on which Registered
 ---------------------------------------           ----------------------------
Depositary Units Evidenced by                      New York Stock Exchange
   Depositary Receipts

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
                                       None

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                     ----       ----
Aggregate market value of the Depositary Units evidenced by Depositary Receipts of the Registrant held by nonaffiliates as of March 9, 1994 - $5,641,398.

Number of Depositary Units evidenced by Depositary Receipts of the Registrant outstanding as of March 9, 1994: 805,914.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    FORM 10-K

                                  ANNUAL REPORT
                    For the Fiscal Year Ended December 31, 1993

                                 TABLE OF CONTENTS

                                                                          Page
                                       PART I

ITEM  1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  1

           Competition. . . . . . . . . . . . . . . . . . . . . . . . . ..  3

           Regulation . . . . . . . . . . . . . . . . . . . . . . . . . ..  3

ITEM  2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . ..  4

ITEM  3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . ..  8

ITEM  4. Submission of Matters to a Vote of Security Holders. . . . . . ..  8

                                       PART II

ITEM  5. Market for the Registrant's Common Equity and Related
           Stockholder Matters. . . . . . . . . . . . . . . . . . . . . ..  8

ITEM  6. Selected Financial Data. . . . . . . . . . . . . . . . . . . . ..  8

ITEM  7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . . . ..  8

ITEM  8. Financial Statements and Supplementary Data. . . . . . . . . . ..  8

ITEM  9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . . . . . ..  8

                                       PART III

ITEM 10. Directors and Executive Officers of the Registrant . . . . . . ..  9

ITEM 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . .. 11

ITEM 12. Security Ownership of Certain Beneficial Owners and
           Management . . . . . . . . . . . . . . . . . . . . . . . . . .. 11

ITEM 13. Certain Relationships and Related Transactions . . . . . . . . .. 11

                                       PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .. 12

APPENDIX A  Financial Information . . . . . . . . . . . . . . . . . . . . A-1

APPENDIX B  Financial Statement Schedules . . . . . . . . . . . . . . . . B-1

                                       PART I

ITEM 1.  Business

      Enserch Exploration Partners, Ltd. ("EP"), a Texas limited partnership, was formed in 1985 to succeed to substantially all of the domestic gas and oil exploration and production business of ENSERCH Corporation ("ENSERCH"). ENSERCH and an affiliate own more than 99% of the outstanding limited partnership units and the remaining units of slightly more than 800,000, are publicly held.

      EP operates through EP Operating Limited Partnership ("EPO"), a Texas limited partnership, in which EP holds a 99% limited partner's interest and the general partners own a 1% interest. Enserch Exploration, Inc. ("EEI") is the managing general partner and ENSERCH is the special general partner of EP and EPO.

      EP is engaged in the exploration for and the development, production and marketing of natural gas and crude oil throughout Texas, offshore in the Gulf of Mexico, onshore in the Gulf Coast and Rocky Mountain areas and in various other areas in the United States. Activities include geological and geophysical studies; acquisition of gas and oil leases; drilling of exploratory wells; development and operation of producing properties; acquisition of interests in developed or partially developed properties; and the marketing of natural gas, crude oil and condensate. Production offices are maintained in Dallas, Houston, Athens, Bridgeport, Longview and Midland, Texas.

      EP has no officers, directors or employees. Instead, officers, directors and employees of EEI perform all management and operating functions for EP.
At December 31, 1993, EEI employed 382 persons, including 36 geologists, 21 geophysicists and 19 land representatives who investigate prospective areas, generate drilling prospects, review submitted prospects and acquire leasehold acreage in prospective areas. In addition, EEI maintains a staff of 56 engineers and 46 technologists who plan and supervise the drilling and completion of wells, evaluate prospective gas and oil reservoirs, plan the development and management of fields, and manage the daily production of gas and oil.

      Spot-market sales, which include monthly and short-term industrial sales, covered about 70% of 1993 gas sales, compared with 80% in 1992 and 75% in 1991. During 1994, the percentage of gas sold in the spot market is expected to be in the range of 75% to 85%. Approximately 70% of EP's natural-gas sales volumes (75% of gas revenues) for the year ended December 31, 1993 was sold to affiliated customers. In 1993, affiliated revenues include gas sales under new contracts effective March 1, 1993 with Enserch Gas Company covering essentially all gas production not committed under existing contracts. Affiliated purchasers do not have a preferential right to purchase natural gas produced by EP other than under existing contracts.

      Sales data are set forth under "Selected Financial and Operating Data" in Appendix A to this report.

     Following is a summary of EP's exploration and development activity during 1993:

      Gulf of Mexico. Offshore exploration provides EP the opportunity to improve its ratio of production to reserve base by the addition of gas wells with relatively higher production rates. This is coupled with ongoing deep-water development projects, which are expected to provide long-term reserves. State-of-the-art technology, including three-dimensional ("3-D") seismic, specialized seismic processing, and innovative well completion and production techniques, are being used to help accomplish these objectives.

      Mississippi Canyon Block 441, the first development project in the Gulf of Mexico that EP has operated, is indicative of this approach. A 3-D seismic program, prior to field development, confirmed that the majority of the reservoir lies beneath a shipping fairway. A production program was developed that involved drilling highly deviated wells under the shipping fairway, subsea completing the deep-water wells, and tying the wells back to a conventional shallow-water production platform using bundled flowlines. The high-angle wells required special gravel-pack completion techniques. After a year of production, the field has been essentially maintenance free, producing some 70 million cubic feet ("MMcf") of natural gas and more than 500 barrels ("Bbls") of condensate per day from six wells.

      The 3-D seismic on Mississippi Canyon Block 441 is being reprocessed, using depth migration and other state-of-the-art techniques to aid in the identification of deeper exploratory targets, which, if successfully drilled, could add to the field reserves. EP has a 37.5% working interest in this project.

      The Garden Banks Block 388 oil development project remains on schedule, with initial production anticipated by mid-1995. Installation of the offshore facilities, which consist of a subsea template, gathering and sales pipelines, and shallow-water production facilities, will begin by mid-1994. After the rig and all facilities are in place, the three existing wells will be connected, with initial production from the first well expected to be approximately 5 thousand barrels ("MBbls") of oil and 5 MMcf of gas per day. Peak daily production from the project is anticipated to be 40 MBbls of oil and 60 MMcf of gas. EP is 100% owner and operator of the Garden Banks Block 388 project.

      Another prospect delineated by seismic amplitude anomalies lies approximately four miles to the west of Garden Banks Block 388 on Garden Banks Blocks 386/387. If successfully drilled, this prospect could add production to the Block 388 development by incorporating some of the production technology that was utilized on Mississippi Canyon Block 441.

      In 1994, an offset well to EP's discovery on Green Canyon Block 254 is scheduled to be drilled. The exploratory well, which was drilled in 1991, encountered 11 sands with a combined thickness of more than 360 feet of oil pay. EP has a 25% working interest in this block and a similar working interest in three adjacent blocks believed to be part of the same project.

      Onshore. EP participated in 78 development wells (62 net) in 1993, with the majority completed as gas producers in East Texas. Thirty-six wells were in progress at yearend. In East Texas, EP is positioned in a prolific gas-prone area which, despite its maturity, provides growth opportunities. EP is one of the oldest and most active operators in this basin in East Texas, which includes Opelika, Tri-Cities, Whelan, Willow Springs, North Lansing and Freestone fields.

     In early 1993, EP initiated a 26-well program in East Texas to accelerate the development of natural-gas reserves from the Travis Peak formation in the Opelika field. The program was targeted to test new techniques for shortening the average life of its reserve base. The project was completed in seven months yielding initial daily per well production rates of up to 1.8 MMcf of gas and 48 Bbls of oil. EP has a 100% working interest in these wells.

      EP performed additional development drilling in the Freestone field, where seven well completions flowed at daily rates ranging from 1.0 MMcf to
2.3 MMcf of gas per well.  EP has 50% to 100% working interests in these wells.

      In the Bralley field in West Texas, the combined daily oil production rate from six wells increased to 800 Bbls from 500 Bbls following production optimization work. EP owns a 50% working interest in each of these wells.

      In South Texas, seven wells drilled and completed in the Fashing field flowed at daily rates of 1.2 MMcf to 2.6 MMcf of gas and 14 Bbls to 30 Bbls of oil per well. Twelve wells drilled and completed in the Boonsville field in north central Texas resulted in daily production of .4 MMcf to 1.5 MMcf of gas per well.

      Onshore development activity planned for 1994 includes drilling approximately 35 wells outside East Texas. Some of the larger projects include wells in the Fashing, Rancho Viejo and Boonsville fields.

      In the Fashing field, results of three wells and a field study indicate development potential for new wells, as well as recompletions that could result in reserve additions.

Competition

     Competition in the natural gas and oil exploration and production business is intense and is present from a large number of firms of varying sizes and financial resources, some of which are much larger than EP. Competition involves all aspects of marketing products (including terms, prices, volumes and length of contracts), terms relating to lease bonus and royalty arrangements, and the schedule of future development activity.

Regulation

      Environmental Protection Agency ("EPA") rules, regulations and orders affect the operations of EP. EPA regulations promulgated under the Superfund Amendments and Reauthorization Act of 1986 require EP to report on locations and estimates of quantities of hazardous chemicals used in EP's operations. The EPA has determined that most gas and oil exploration and production wastes are exempt from the hazardous waste management requirements of the Resource Conservation Recovery Act. However, the EPA determined that certain exploration and production wastes resulting from the maintenance of production equipment and transportation are not exempt, and these wastes must be managed and disposed of as hazardous waste. Also, regulations issued by the EPA under the Clean Water Act require a permit for "contaminated" stormwater discharges from exploration and production facilities.

      Many states have issued new regulations under authority of the Clean Air Act Amendments of 1990, and such regulations are in the process of being implemented. These regulations may require certain gas and oil related installations to obtain federally enforceable operating permits and may require the monitoring of emissions; however, the impact of these regulations on EP is expected to be minor.

      Several states have adopted regulations on the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in gas and oil operations. Although applicable to certain EP facilities, it is not believed that such regulations will materially impact current or future operations.

      In the aggregate, compliance with federal and state environmental rules and regulations is not expected to have a material effect on EP's operations.

      The Railroad Commission of Texas ("RRC") regulates the production of natural gas and oil by EP in Texas. Similar regulations are in effect in all states in which EP explores for and produces natural gas and oil. These regulations generally require permits for the drilling of gas and oil wells and regulate the spacing of the wells, the prevention of waste, the rate of production, and the prevention and cleanup of pollution and other materials.

ITEM 2. Properties

      The following table sets forth a summary of certain information relating to EP's gas and oil properties:

                                                                             At December 31
                                                             ---------------------------------------------
                                                               1993       1992       1991       1990       1989
                                                             -------    -------    -------    -------     ------
Total Proved Developed and
  Undeveloped Reserves:
  Gas (Bcf)(1). . . . . . . . . . . . . . . . . . . . . . .   1,085.5   1,100.4    1,167.3    1,223.2    1,221.3
  Oil (MMBbl)(1)(2) . . . . . . . . . . . . . . . . . . . .      38.2      37.9       38.0       28.7       23.1
Estimated Future Net Cash Flows
  from Proved Reserves
  (in millions) . . . . . . . . . . . . . . . . . . . . . .  $1,988.8  $2,017.1   $2,061.1   $2,606.8   $2,299.9
Present Value of Future Net Cash
  Flows from Proved Reserves
  (before income taxes and
  discounted at 10% per annum)
  (in millions) . . . . . . . . . . . . . . . . . . . . . .  $1,102.4  $1,108.4   $1,060.4   $1,229.3   $1,089.3
- -------------

Note:      Billion cubic feet ("Bcf"), million barrels ("MMBbl").
(1)        Estimated by DeGolyer and MacNaughton, independent petroleum consultants.
(2)        Includes oil, condensate and natural gas liquids attributable to leasehold interests.

      The 1994 capital spending budget has been set at $114 million, about the same as 1993 actual capital expenditures. More than half of the 1994 capital expenditures is earmarked for domestic onshore drilling. The exploration program includes a balanced mix of projects with regard to reserve potential and risk, focusing on as many core area opportunities as possible. See "Financial Review - Capital Resources and Liquidity" included in Appendix A to this report.

      During 1993, Enserch Exploration filed Form EIA-23 with the Department of Energy reflecting reserve estimates for the year 1992. Such reserve estimates were not materially different from the 1992 reserve estimates reported in Note 7 of the Notes to Consolidated Financial Statements included in Appendix A to this report.

      A summary of EP's average sales prices, average production costs and amortization are set forth under "Selected Financial and Operating Data" included in Appendix A to this report.

      EP owned leasehold interests or licenses in 17 states and offshore Texas and Louisiana, as of December 31, 1993, as follows:

                                       Gross Acres                     Net Acres (1)
                             ------------------------------ ------------------------------
                             Developed  Undeveloped   Total  Developed Undeveloped   Total
                             ---------  -----------   -----  --------- -----------  -------
Alabama . . . . . . . . . . .   2,797      1,536      4,333    1,952      1,642      3,594
Arkansas. . . . . . . . . . .      16     10,550     10,566       16      5,783      5,799
Colorado. . . . . . . . . . .  11,812     23,746     35,558    4,127     15,133     19,260
Idaho . . . . . . . . . . . .       -     14,730     14,730        -     14,730     14,730
Kansas. . . . . . . . . . . .     560     14,950     15,510      360      8,267      8,627
Louisiana . . . . . . . . . .   4,025     29,510     33,535    1,218     18,254     19,472
Mississippi . . . . . . . . .   6,245     42,436     48,681    3,099     14,317     17,416
Montana . . . . . . . . . . .   6,135     49,825     55,960    3,237     34,168     37,405
Nebraska. . . . . . . . . . .     160        480        640      160        480        640
Nevada. . . . . . . . . . . .       -     38,633     38,633        -     27,916     27,916
New Mexico. . . . . . . . . .   2,680      5,907      8,587    1,902      4,276      6,178
North Dakota. . . . . . . . .   1,560     10,421     11,981    1,246      6,233      7,479
Ohio. . . . . . . . . . . . .     102     14,950     15,052        -          -          -
Oklahoma. . . . . . . . . . .  37,022     23,915     60,937   20,323      9,615     29,938
Texas . . . . . . . . . . . . 281,955    453,221    735,176  211,768    163,651    375,419
Utah. . . . . . . . . . . . .   3,719    109,742    113,461      533     54,081     54,614
Wyoming . . . . . . . . . . .   4,079     49,947     54,026    1,846     43,358     45,204
U. S. Offshore. . . . . . . .  51,927    320,689    372,616    8,459    114,674    123,133
                              -------  ---------  ---------  -------    -------    -------
  Total . . . . . . . . . . . 414,794  1,215,188  1,629,982  260,246    536,578    796,824
                              =======  =========  =========  =======    =======    =======

- ------------

(1) Represents the proportionate interest of EP in the gross acres under lease.

      EP purchased about 220,000 net acres of leasehold interests in 1993, 26,000 of which were in the Gulf of Mexico. EP's Gulf of Mexico holdings totaled some 123,000 net acres, with an average working interest of 36% in 64 leases covering 65 blocks and an overriding royalty interest in six other leases. EP operates 23 leases covering 24 offshore blocks. EP also canceled, or allowed to expire, eight Gulf of Mexico leases during the year. These leases had been condemned following drilling on or near them or after geophysical and geological findings.

      EP plans further drilling on undeveloped acreage but at this time cannot specify the extent of the drilling or predict how successful it will be in establishing commercial reserves sufficient to justify retention of the acreage. The primary terms under which the undeveloped acreage can be retained by the payment of delay rentals without the establishment of gas and oil reserves expire 30% in 1994, 17% in 1995, 25% in 1996, 13% in 1997, 4% in 1998,
1% in 1999 and 10% thereafter. A portion of the undeveloped acreage may be allowed to expire prior to the expiration of primary terms specified in this schedule by nonpayment of delay rentals. Aside from Texas and the Gulf of Mexico, EP has no material concentration of undeveloped acreage in single areas at this time.

      EP participated in 109 wells (79 net) during 1993. Of these wells, 83 (64 net) were successfully completed, resulting in a net success rate of 81%. Of the successful wells, 7 wells (4 net) were exploratory and 76 wells (60 net) were development. At December 31, 1993, EP was participating in 36 wells
(20 net), which were either being drilled or in some stage of completion.

      In the 1993 drilling program, 16 wells (4.9 net) were offshore. Of these wells, 9 (2.6 net) gas wells and 1 (.1 net) oil well were successfully completed. During 1992, 4 (1.6 net) offshore wells were drilled of which 2
(.8 net) gas wells were successfully completed.

      At December 31, 1993, EP owned working interests in 1,303 (980 net) gas wells and 1,121 (277 net) oil wells. Of these, 173 (141 net) gas wells and 37 (32 net) oil wells were dual completions in single boreholes.


      Drilling activity for each of the years 1993, 1992 and 1991 is set forth below:
                                               Exploratory     Development
                                                 Drilling        Drilling
                                               -----------     -----------
           Productive Wells
           ----------------
           1993:
               Gross Wells. . . . . . . . . .      7.0             76.0
               Net Wells. . . . . . . . . . .      3.8             60.1
           1992:
               Gross Wells. . . . . . . . . .      3.0             12.0
               Net Wells. . . . . . . . . . .      2.2              6.3
           1991:
               Gross Wells. . . . . . . . . .     11.0             54.0
               Net Wells. . . . . . . . . . .      5.9             46.2

           Nonproductive Wells
           -------------------
           1993:
               Gross Wells. . . . . . . . . .     24.0              2.0
               Net Wells. . . . . . . . . . .     13.0              1.8
           1992:
               Gross Wells. . . . . . . . . .     13.0              5.0
               Net Wells. . . . . . . . . . .      8.1              2.6
           1991:
               Gross Wells. . . . . . . . . .     15.0             10.0
               Net Wells. . . . . . . . . . .      7.8              6.1
- -------------------

Note: Productive wells are either producing wells or wells capable of commercial production, although currently shut-in. The term "Gross" refers to the wells in which a working interest is owned, and the term "Net" refers to gross wells multiplied by the percentage of EP's working interest owned therein.

      The number of wells drilled is not a significant measure or indicator of the relative success or value of a drilling program because the significance of the reserves and economic potential may vary widely for each project. It is also important to recognize that reported completions may not necessarily track capital expenditures, since Securities and Exchange Commission guidelines do not allow a well to be reported as complete until it is ready for production. In the case of offshore wells, this may be several years following initial drilling because of construction of platforms, pipelines and other necessary facilities.

      Additional information relating to the gas and oil activities of EP is set forth in Note 7 of the Notes to Financial Statements appearing in Appendix A to this report.

ITEM 3.  Legal Proceedings

      The information required hereunder is set forth in Note 5 of the Notes to Financial Statements in Appendix A to this report.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

                                   PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
            Matters

      The information required hereunder is set forth under "Depositary Unit Market Prices and Distribution Information" set forth in Appendix A to this report.

ITEM 6.  Selected Financial Data

      The information required hereunder is set forth under "Selected Financial and Operating Data" set forth in Appendix A to this report.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations

      The information required hereunder is set forth under "Financial Review" included in Appendix A to this report.

ITEM 8.  Financial Statements and Supplementary Data

      The information required hereunder is set forth under "Independent Auditors' Report," "Management Report on Responsibility for Financial Reporting," "Statements of Operations," "Statements of Cash Flows," "Balance Sheets," "Statements of Changes in Partners' Capital" and "Notes to Financial Statements" included in Appendix A to this report.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

      None.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

      Set forth below is information concerning the directors and executive officers of EEI and directors of ENSERCH who are involved with the conduct of operations of EP. Presently, all directors of EEI and ENSERCH are elected annually.

     Name                         Age                EEI Office and Business Experience
   --------                     ------               -----------------------------------

D. W. Biegler                     47            Chairman since January 1992 and a Director since
                                                September 1991.  (For additional information see
                                                "Directors of ENSERCH" below.)

Gary J. Junco                     44            President, Chief Operating Officer since January 1991
                                                and Director since 1985.  Senior Vice President, Land
                                                and Marketing Division, from July 1985 to December
                                                1990.

R. L. Kincheloe                   63            Senior Vice President, Offshore and International since
                                                January 1992.  Senior Vice President, Drilling and
                                                Production Operations, from April 1985 to January 1992.


W. T. Satterwhite                 60            Director since April 1985.  Senior Vice President and
                                                General Counsel, Chief Legal Officer of ENSERCH since
                                                1972.

S. R. Singer                      63            Director since April 1985.  Senior Vice President,
                                                Finance and Corporate Development, Chief Financial
                                                Officer of ENSERCH since 1968.

R. B. Williams                    61            Director since January 1993, Vice President,
                                                Administration of ENSERCH since May 1989.

                            Directors of ENSERCH

     D. W. Beigler, age 47, is Chairman and President, Chief Executive Officer of ENSERCH. Prior to his election to his present position in 1993, he served Lone Star Gas Company, the utility division of the Corporation, as President from 1985 and as Chairman from 1989 and was elected President and Chief Operating Officer of the Corporation in 1991. Mr. Biegler is a Director of ENSERCH, Texas Commerce Bancshares, Inc. and Trinity Industries, Inc. He has been a Director of ENSERCH since 1991.

      W. C. McCord, age 65, is retired Chairman and Chief Executive Officer of ENSERCH. Mr. McCord is a Director of Lone Star Technologies, Inc., and Pool Energy Services Co. He has been a Director of ENSERCH since 1970.

      Preston M. Geren, Jr., age 70, is an investor active in real estate, oil and gas, and banking. He was formerly the owner of Geren Associates, Architects, Engineers & Planners. Mr. Geren has been a Director of ENSERCH since 1973 and serves as Chairman of the Audit Committee and is a member of the Policy and Conflicts of Interest Committee. He is a Director of Overton Bancshares, Inc., Overton Bank & Trust Co., Pool Energy Services Co., and Cassco Development Corporation.

      W. Ray Wallace, age 71, is Chairman, President and Chief Executive Officer, and Director, Trinity Industries, Inc., a fabricated steel products company. Mr. Wallace has been a Director of ENSERCH since 1978 and serves as Chairman of the Compensation Committee and is a member of the Audit Committee. He is a Director of Lomas Financial Corporation.

      William B. Boyd, age 70, is retired Chairman of the Board, President and Chief Executive Officer, American Standard Inc., a manufacturer of air conditioning, building, and transportation products. Mr. Boyd has been a Director of ENSERCH since 1984 and serves as Chairman of the Nominating Committee and is a member of the Compensation Committee. Mr. Boyd is a Director of Armco Inc. and FMC Corporation.

      B. A. Bridgewater, Jr., age 60, is Chairman, President and Chief Executive Officer, and Director, Brown Group, Inc., a consumer products company with operations in footwear and specialty retailing. Mr. Bridgewater has been a Director of ENSERCH since 1987 and serves as Chairman of the Policy and Conflicts of Interest Committee and is a member of the Audit Committee.
He is a Director of Boatmen's Bancshares, Inc., FMC Corporation, and McDonnell Douglas Corporation.

     J. M. Haggar, Jr., age 69, is retired Chairman of the Board, and Director, Haggar Apparel Company, a manufacturer of apparel for men. Mr. Haggar has been a Director of ENSERCH since 1988 and is a member of the Directors' Nominating Committee and the Policy and Conflicts of Interest Committee. He is a Director of Brinker International, Inc.

      Dr. L. E. Fouraker, age 70, is retired from the position of Dean of the Harvard Business School. Dr. Fouraker has been a Director of ENSERCH since 1990 and is member of the Compensation Committee and the Directors' Nominating Committee. He is a Director of Alcan Aluminum Limited, Citicorp, General Electric Company, Gillette Company, Ionics, Inc., and The New England.

      M. J. Girouard, age 54, is President and Chief Operating Officer, and Director, Pier 1 Imports, Inc. Mr. Girouard has been a Director of ENSERCH since 1992 and is a member of the Compensation Committee and the Directors' Nominating Committee.

      Dr. Diana S. Natalicio, age 54, is President, University of Texas at El Paso. Dr. Natalicio has been in her present position since 1988. She is a Director of Lomas Financial Corporation and Sandia Corporation.

      The Policy and Conflicts of Interest Committee of ENSERCH reviews areas of potential conflict between EP and ENSERCH, its subsidiaries and affiliates ("ENSERCH" companies) and takes such action as it deems appropriate in order to provide reasonable assurances of fair dealings between such entities. The Committee meets at least annually, and more frequently if necessary.

ITEM 11.  Executive Compensation

      The total amount of compensation paid by EEI to all its executive officers for the year ended December 31, 1993, which was charged to EP, was $500,129 (2 persons). The amounts paid include base salary, bonus and other miscellaneous earnings categories. The directors of EEI are not compensated in their capacities as directors.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

      As of March 9, 1994:

Name and Address of
Beneficial Owner                  Amount and Nature              Percent
of Depositary Units            of Beneficial Ownership           of Class
- --------------------           -----------------------          ----------

ENSERCH Corporation             101,694,162 Indirect              99.2(1)
300 South St. Paul Street
Dallas, Texas 75201
- ------------
(1) Includes 98,581,800 units representing limited partnership interests held by an affiliate, Enserch Processing Partners, Ltd., which may be exchanged at any time for Depositary Units of EP. No Directors or Officers of ENSERCH or EEI own any units.

ITEM 13.  Certain Relationships and Related Transactions

      EP commenced operations in 1985 following the transfer to it of substantially all of the domestic gas and oil exploration and production business of ENSERCH. For a description of the transactions and properties involved in the transfer, see "Business", "Properties" and Notes to Financial Statements in Appendix A to this report.

      For information concerning related party transactions between EP and ENSERCH (including its affiliates), see "Directors and Executive Officers of Registrant-Directors of ENSERCH" and the Notes to Financial Statements in Appendix A to this report.

                            PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)-1        Financial Statements

      The following items appear in the Financial Information section included as Appendix A to this report:

       Item                                                             Page
       -----                                                            ----

   Selected Financial and Operating Data. . . . . . . . . . . . . . .    A-2
   Financial Review . . . . . . . . . . . . . . . . . . . . . . . . .    A-3
   Independent Auditors' Report . . . . . . . . . . . . . . . . . . .    A-7
   Management Report on Responsibility for Financial Reporting. . . .    A-8
   Financial Statements:
       Statements of Operations . . . . . . . . . . . . . . . . . . .    A-10
       Statements of Cash Flows . . . . . . . . . . . . . . . . . . .    A-11
       Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .    A-12
       Statements of Changes in Partners' Capital . . . . . . . . . .    A-13
   Notes to Financial Statements. . . . . . . . . . . . . . . . . . .    A-14
   Depositary Unit Market Prices and Distribution Information . . . .    A-25

(a)-2        Financial Statement Schedules

      The following items are included in Appendix B to this report:

       Item                                                              Page
       ----                                                              ----

   Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . B-2
   Financial Statement Schedules for the Three Years
       Ended December 31, 1993:
                  IV -Indebtedness to Related Parties . . . . . . . . . . B-3
                  V  -Property, Plant and Equipment . . . . . . . . . . . B-4
                  VI -Accumulated Depreciation and Amortization of
                      Property, Plant and Equipment . . . . . . . . . . . B-5
                  X  -Supplementary Statements of Operations
                      Information . . . . . . . . . . . . . . . . . . . . B-6

      The financial statement schedules, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(a)-3  Exhibits

       4.1* - Agreement of Limited Partnership of EP and amendment No. 1 thereto as currently in effect, filed as Exhibit 4.1 to Registrant's Form 10-K for the fiscal year ended December 31, 1992.

       4.2* -  Form of Certificate for Limited Partner's Units of EP filed as
               Exhibit 3.2 and included as Annex I to Exhibit B to the Prospectus included in Registration Statement No. 2-96373.

       4.3* - Agreement of Limited Partnership of EPO and amendments No. 1 and No. 2 thereto currently in effect, filed as Exhibit 4.3 to Registrant's Form 10-K for the fiscal year ended December 31, 1992.

       4.4* - Depositary Agreement among EP, Harris Trust Company of New York as the Depositary and the Unitholders, relating to EP Depositary Units, filed as Exhibit 4.1 to Registration Statement No. 2-96373.

       4.5* - Form of Specimen Depositary Receipt filed as Exhibit 4.2 to Registration Statement No. 2-96373.

       10.1*- Assignment and Conveyance from EP Operating Limited Partnership "Grantor" to Encogen One Partners, Ltd. "Grantee" dated February 29, 1988, filed as Exhibit 10.1 to Registrant's Form 10-K for the fiscal year ended December 31, 1987.

       23** -  Consent of DeGolyer and MacNaughton.

       24** -  Powers of Attorney
- ------------
 * Incorporated and herein by reference made a part hereof.
** Filed herewith

(b) No reports on Form 8-K were filed during the three months ended December 31, 1993.

                                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                            ENSERCH EXPLORATION PARTNERS, LTD.
                                              (A Texas Limited Partnership):

                                            By:  ENSERCH EXPLORATION, INC.
                                                  Managing General Partner

March   , 1994                              By    /s/ D. W. Biegler
                                                 ----------------------
                                                 D. W. Biegler, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

     Signature and Title                                Date
     ------------------                                ------

D. W. Biegler, Chairman, Chief Executive
Officer and Director; Gary J. Junco,
President, Chief Operating Officer and
Director; R. L. Kincheloe, Senior
Vice President, Offshore and International,          March  , 1994
and Director; W. T. Satterwhite, Director;
S. R. Singer, Director; and J. W. Pinkerton,
Vice President and Controller


By:  /s/ D. W. Biegler
         D. W. Biegler
         As Attorney-in-Fact

                                                                    APPENDIX A


                      ENSERCH EXPLORATION PARTNERS, LTD.
                        INDEX TO FINANCIAL INFORMATION
                              December 31, 1993


                                                                         Page

Selected Financial and Operating Data. . . . . . . . . . . . . . . . . .  A-2

Financial Review . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-3

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .  A-7

Management Report on Responsibility for Financial Reporting. . . . . . .  A-8

Financial Statements:

         Statements of Operations. . . . . . . . . . . . . . . . . . . .  A-10

         Statements of Cash Flows. . . . . . . . . . . . . . . . . . . .  A-11

         Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . .  A-12

         Statements of Changes in Partners' Capital. . . . . . . . . . .  A-13

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .  A-14

Depositary Unit Market Prices and Distribution Information . . . . . . .  A-25

                     ENSERCH EXPLORATION PARTNERS, LTD.
                   SELECTED FINANCIAL AND OPERATING DATA
                                                                             As of or for Year Ended December 31
                                                           --------------------------------------------------------------------
                                                             1993           1992           1991            1990          1989
                                                           ----------    -----------   ------------    -----------   ----------
                                                                      (Financial data in thousands except per unit amounts)
INCOME STATEMENT DATA
Revenues
    Natural gas  . . . . . . . . . . . . . . . . . . . . .$   144,889    $   117,418    $   122,164    $   141,287   $   137,778
    Oil and condensate . . . . . . . . . . . . . . . . . .     33,920         41,179         49,344         58,721        47,928
    Natural gas liquids .. . . . . . . . . . . . . . . . .      3,790          6,037          1,503          1,695         1,590
    Other    . . . . . . . . . . . . . . . . . . . . . . .      2,393          1,274          1,479            332         3,778
                                                           ----------    -----------    -----------    -----------   -----------
             Total . . . . . . . . . . . . . . . . . . . .$   184,992    $   165,908    $   174,490    $   202,035   $   191,074
                                                           ==========    ===========    ===========    ===========   ===========
Operating Income (Loss). . . . . . . . . . . . . . . . . .$    26,386    $       (70)   $   (30,185)   $    36,457   $    50,830
Net Income (Loss). . . . . . . . . . . . . . . . . . . . .     (3,881)       (20,265)       (49,644)        25,993        42,720
Net Income (Loss) per Unit(a). . . . . . . . . . . . . . .      (0.04)          (.20)          (.48)           .25           .41
Distributions Declared per Unit. . . . . . . . . . . . . .        .30            .30            .30            .30           .30
Weighted Average Units Outstanding . . . . . . . . . . . .    102,500        102,500        102,500        102,500       102,500

BALANCE SHEET DATA
Property, Plant and Equipment-Gross. . . . . . . . . . . .$ 1,809,528    $ 1,742,490    $ 1,811,204    $ 1,776,642   $ 1,675,327
Property, Plant and Equipment-Net. . . . . . . . . . . . .  1,030,311        993,038      1,030,653      1,043,673       995,326
Total Assets . . . . . . . . . . . . . . . . . . . . . . .  1,086,303      1,039,185      1,077,619      1,109,203     1,041,266
Capitalization
    Long-term debt - affiliated companies. . . . . . . . .$   298,000    $   266,000    $   234,000    $   202,000   $
    Partners' capital. . . . . . . . . . . . . . . . . . .    610,237        645,179        696,505        777,210       782,278
                                                           ----------    -----------    -----------    -----------   -----------
             Total . . . . . . . . . . . . . . . . . . . .$   908,237    $   911,179    $   930,505    $   979,210   $   782,278
                                                           ==========    ===========    ===========    ===========   ===========
Book Value per Unit(a) . . . . . . . . . . . . . . . . . .$      5.89    $      6.23    $      6.73    $      7.51   $      7.56


OPERATING DATA
Sales Volumes
    Natural gas (MMcf)   . . . . . . . . . . . . . . . . .     69,318         64,509         69,326         75,983        75,464
    Oil and condensate (MBbl)  . . . . . . . . . . . . . .      1,972          2,147          2,424          2,635         2,767
    Natural gas liquids (MBbl) . . . . . . . . . . . . . .        313            452             80             95           125

Average Sales Price
    Natural gas (per Mcf). . . . . . . . . . . . . . . . .$      2.09    $      1.82    $      1.76    $      1.86   $      1.83
    Oil and condensate (per Bbl) . . . . . . . . . . . . .      17.20          19.18          20.36          22.29         17.32
    Natural gas liquids (per Bbl). . . . . . . . . . . . .      12.11          13.36          18.79          17.84         12.72

Net Wells
    Drilled  . . . . . . . . . . . . . . . . . . . . . . .         79             19             66             53            18
    Productive . . . . . . . . . . . . . . . . . . . . . .         64              8             52             42            14

Proved Reserves (at December 31)
    Gas (Bcf). . . . . . . . . . . . . . . . . . . . . . .    1,085.5        1,100.4        1,167.3        1,223.2       1,221.3
    Oil and condensate (MMBbl) . . . . . . . . . . . . . .       38.2           37.9           38.0           28.7          23.1

Standardized Measure of Discounted
    Future Net Cash Flows (in millions). . . . . . . . . .$   1,102.4    $   1,108.4    $   1,060.4    $   1,229.3   $   1,089.3

Data in Equivalent Energy Content (MMBtu)(b)
    Average Sales Price. . . . . . . . . . . . . . . . . .$      2.14    $      2.02    $      2.00    $      2.12   $      1.97
    Average Production Costs . . . . . . . . . . . . . . .        .54            .53            .56            .50           .48
    Amortization . . . . . . . . . . . . . . . . . . . . .        .91            .91            .83            .75           .67

- -----------------------------------------

(a) Net income (loss) and book value per unit is after deduction of the general partners' 1% interest.
(b) For purposes of providing a common unit of measure, natural gas, oil and natural gas liquids are converted to an approximate equivalent unit on the basis of relative energy content:  one Mcf of natural gas equals 1.05 MMBtu, one barrel of oil equals 5.6 MMBtu and one barrel of natural gas liquids equals 4.2 MMBtu.

                        ENSERCH EXPLORATION PARTNERS, LTD.
                               FINANCIAL REVIEW



RESULTS OF OPERATIONS

      EP had a net loss of $4 million in 1993, compared with a loss of $20 million in 1992 and a loss of $50 million in 1991. The 1992 loss included a $16 million write-off of an idle pipeline and shallow-water production facility from an abandoned offshore project, and 1991 results included a $51 million noncash charge for a write-down under the "ceiling test" for the "full cost" method of accounting. Excluding the write-downs, EP's 1993 net loss was about the same as in 1992 and compares with income of $1.8 million in 1991.

      Excluding the write-downs, operating income for 1993 was $26 million versus $16 million in 1992 and $21 million in 1991. The improvement resulted from significantly increased natural-gas prices and higher sales volumes. Revenues for 1993 of $185 million were 12% higher than 1992 and 6% above 1991.

      Natural-gas revenues were $145 million, compared with $117 million for 1992 and $122 million for 1991. The average natural-gas price per thousand cubic feet (Mcf) in 1993 was $2.09, up 15% from $1.82 in 1992 and 19% from $1.76 in 1991. Natural-gas sales volumes in 1993 of 69 billion cubic feet increased 7% from the 1992 level and were virtually the same as in 1991.
The increase in volumes for 1993 was principally due to accelerated natural-gas development drilling in East Texas and offshore production from Mississippi Canyon Block 441 in the Gulf of Mexico, which went on stream in the second quarter of 1993.

      Spot-market sales, which include monthly and short-term industrial sales, covered about 70% of 1993 gas sales, compared with 80% in 1992 and 75% in 1991. During 1994, the percentage of gas sold in the spot market is expected to be in the range of 75% to 85%.

      Oil revenues were $34 million in 1993, compared with $41 million in 1992 and $49 million in 1991. The average sales price per barrel for 1993 of $17.20 was 10% below 1992 and 16% under 1991. Oil sales volumes for 1993 were
2.0 million barrels (MMBbls), an 8% decline from the 1992 level which was down
11% from the 1991 level.   The lower volumes in 1993 were primarily the result
of declining production from several North Texas reservoirs.

      Excluding the previously noted write-downs, costs and expenses for 1993 were $159 million, compared with $150 million in 1992 and $153 million in 1991. The increase in expenses for 1993 reflects provisions totaling $7.1 million for pending litigation. Also, depreciation and amortization expense for 1993 of $77 million was $1.6 million higher than 1992, primarily due to increased production. The overall rate of amortization was $.91 per million British thermal units (MMBtu) produced for both 1993 and 1992, compared with $.83 in 1991. Costs of additional offshore projects and increased development costs associated with older East Texas fields largely account for the increase from 1991. Average production cost per MMBtu in 1993 was $.54, compared with $.53 in 1992 and $.56 in 1991.

      Interest expense in 1993 of $30 million was approximately $10 million higher than both 1992 and 1991. The increase reflects a $6 million provision for interest due royalty owners. A higher level of debt and less interest capitalized also contributed to the 1993 increase.

      EP's natural-gas reserves at January 1, 1994, were 1.09 trillion cubic feet (Tcf), compared with 1.10 Tcf the year earlier, as estimated by DeGolyer and MacNaughton, independent petroleum consultants. Oil and condensate reserves, including natural gas liquids attributable to leasehold interest, were 38 MMBbls, virtually the same as the year-ago level.

      At January 1, 1994, estimated future net cash flows from EP's owned proved gas and oil reserves, based on average prices and contracts in effect in December 1993, were $2.0 billion, about the same as the year earlier. The net present value of such cash flows, discounted at the Securities and Exchange Commission (SEC)-prescribed 10%, was $1.1 billion, virtually the same as the prior year. These discounted cash flow amounts are the basis for the SEC-prescribed cost- center ceiling under the full-cost accounting method. The margin between the cost-center ceiling and the unamortized capitalized costs of U.S. gas and oil properties was approximately $150 million at December 31, 1993. Product prices are subject to seasonal and other fluctuations. A significant decline in prices from yearend 1993 or other factors, without mitigating circumstances, could cause a future write-down of capitalized costs and a noncash charge against earnings.


CAPITAL RESOURCES AND LIQUIDITY

      Net cash flows from operating activities in 1993 were $76 million, $12 million lower than 1992 primarily due to less cash provided by changes in net current operating assets and liabilities, and were virtually the same as in 1991. Investing activities required net cash flows of $124 million, compared with $69 million in 1992 and $105 million in 1991. The increase in 1993 is primarily due to a higher level of capital spending for natural-gas and oil exploration and development programs.

      In 1993, $48 million was required for investing activities after cash provided by operations, and cash of $31 million was required for the payment of distributions to unitholders. The total requirement of $79 million was provided by an increase in borrowings from affiliated companies and advances under leasing arrangements that temporarily exceeded disbursements for the facilities under construction.

      EP has budgeted $114 million for additions to property, plant and equipment in 1994, compared with expenditures of $113 million in 1993. In 1992, EP's capital spending was sharply curtailed to $63 million in response to poor prices for both natural gas and oil. If the early 1994 weakness in oil prices persists throughout 1994, appropriate cutbacks in spending may be undertaken. More than half of EP's 1994 capital expenditures is earmarked for domestic onshore drilling.

     In 1992, EP entered into operating lease arrangements to provide financing for its portion of the offshore platforms and related facilities for the Mississippi Canyon Block 441 (37.5% owned) and Garden Banks Block 388 (100% owned) projects. A total of $34 million was required for the Mississippi Canyon Block 441 project, which was completed in early 1993. The lease arrangement to fund the construction costs for the Garden Banks facility is estimated to total $235 million when completed in 1995. (See Note 5)

      On January 3, 1994, EP paid a quarterly distribution of $.075 per unit. In February 1994, EP announced that the quarterly distributions to unitholders had been indefinitely suspended.

     Even though inflation has abated considerably from the levels of the early 1980s, and was only about 2.5% in 1993, it continues to have some influence on EP's operations. Most notable is that allowances for depreciation and amortization based on the historical cost of fixed assets may be insufficient to cover the replacement of some long-lived fixed assets.

      The impact of the Clean Air Act Amendments of 1990 (Act) on EP cannot be fully ascertained until the regulations that implement that Act have been approved and adopted. Management currently believes that operating costs that will be incurred under the new permit fee structure, any capital expenditures associated with equipment modifications, and any other miscellaneous permitting costs required under the Act will not have a material adverse effect on EP's results of operations. Management expects the provisions of the Act will increase the attractiveness of natural gas as compared with certain alternative fuels; however, it is impossible to quantify any increase in demand for natural gas, if any, that may be created by the Act.


FOURTH-QUARTER RESULTS

     EP had a net loss of $6.5 million for the fourth quarter of 1993, compared with a loss of $16 million for the 1992 fourth quarter, which included the $16 million write-off of the abandoned offshore facilities. Excluding the write- off, operating income for the fourth quarter was $4.8 million versus
$6.2 million for the same period of 1992. Revenues in 1993 of $50 million were 14% greater than 1992 primarily due higher natural-gas revenues resulting from a 24% increase in sales volumes. The average natural-gas sales price for the fourth quarter of $2.22 per Mcf was about the same as the prior year. Operating expenses and interest expense were both higher than in the prior year due to the previously noted provisions for pending litigation and interest due royalty owners.


DRILLING PROGRAM

      Drilling activity during the first half of 1993 increased to levels last experienced in 1987, primarily because of development work in East Texas. EP participated in 109 wells (79 net) in 1993, with the majority completed as gas producers in East Texas. Thirty-six wells were in progress at yearend. Recompletions and production optimization measures had a major role in the 1993 production enhancement program.

      Results for 1994 will include a full year of production from the Mississippi Canyon Block 441 deep-water project in the Gulf of Mexico, which began production in early 1993. The field is producing some 70 million cubic feet (MMcf) of natural gas and more than 500 barrels of condensate per day from six wells. EP is the operator, with a 37.5% working interest in the project.

      The Garden Banks Block 388 oil development project, also in the Gulf, remains on schedule and on budget, with initial production anticipated by mid- 1995. The final major contract for the conversion of a semi-submersible drilling rig to a floating production facility was finalized in early 1994. Installation of the offshore facilities, consisting of the subsea template, gathering and sales pipelines and shallow-water operations, will begin by mid-year. Three previously drilled oil wells will be connected to the subsea template in 1995. Initial daily production from three predrilled wells is expected to total 15 thousand barrels (MBbls) of oil and 12 to 15 MMcf of gas by late 1995, with peak daily production from the Garden Banks project anticipated in late 1996 at 40 MBbls of oil and 60 MMcf of gas. Gross proven reserves are presently estimated to be equivalent to 28 MMBbls of oil by DeGolyer and MacNaughton. EP is 100% interest owner and operator of the Garden Banks project.


NEW ACCOUNTING STANDARDS

      SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions," which mandates the accounting for medical and life insurance and other nonpension benefits provided to retired employees, was adopted by EP effective January 1, 1993. (See Note 2)

      SFAS No. 112, "Employer's Accounting for Postemployment Benefits," will become effective for EP in 1994. This standard covers the accounting for estimated costs of benefits provided to former or inactive employees before their retirement. EP receives an allocation of these benefits from ENSERCH which currently accrues costs of benefits to former or inactive employees by varying methods. The new standard is not expected to have a significant effect on results of operations or financial condition.

INDEPENDENT AUDITORS' REPORT



To the Partners of Enserch Exploration Partners, Ltd.:

      We have audited the accompanying balance sheets of Enserch Exploration Partners, Ltd. as of December 31, 1993 and 1992, and the related statements of operations, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE


Dallas, Texas
February 7, 1994

                     MANAGEMENT REPORT ON RESPONSIBILITY
                          FOR FINANCIAL REPORTING



      The management of Enserch Exploration, Inc. (a wholly owned subsidiary of ENSERCH), as Managing General Partner of Enserch Exploration Partners, Ltd., is responsible for the preparation, presentation and integrity of the financial statements. These statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts that represent management's best estimates and judgments. Management has established practices and procedures designed to support the reliability of the estimates and minimize the possibility of a material misstatement. Management also is responsible for the accuracy of the other information presented in the annual report on Form 10-K and for its consistency with the financial statements.

      Management has established and maintains internal accounting controls that provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors compliance with the system of internal accounting controls. ENSERCH maintains a strong internal audit function that evaluates the adequacy of the system of internal accounting controls. As part of the annual audit of the financial statements, Deloitte & Touche also performs a study and evaluation of the system of internal accounting controls as necessary to determine the nature, timing and extent of their auditing procedures. The Board of Directors of ENSERCH maintains an Audit Committee composed of Directors who are not employees. The Audit Committee meets periodically with management, the independent auditors and the internal auditors to discuss significant accounting, auditing, internal accounting control and financial reporting matters. A procedure exists whereby either the independent auditors or the internal auditors through the independent auditors may request, directly to the Audit Committee, a meeting with the Committee.

      Management has given proper consideration to the independent and internal auditors' recommendations concerning the system of internal accounting controls and has taken corrective action believed appropriate in the circumstances. Management further believes that, as of December 31, 1993, the overall system of internal accounting controls is sufficient to accomplish the objectives discussed herein.

      Management recognizes its responsibility for establishing and maintaining a strong ethical climate so that the Partnership's affairs are conducted according to the highest standards as defined in ENSERCH's Statement of Policies. The Statement of Policies is publicized throughout ENSERCH and addresses, among other issues, open communication within ENSERCH; the disclosure of potential conflicts of interest; compliance with the laws, including those relating to financial disclosures; and the confidentiality of proprietary information.

Enserch Exploration, Inc.
Managing General Partner of
Enserch Exploration Partners, Ltd.



/s/ Gary J. Junco
- ------------------
Gary J. Junco
President, Chief
Operating Officer



/s/J. W. Pinkerton
- ------------------
J. W. Pinkerton
Vice President and
Controller

                          ENSERCH EXPLORATION PARTNERS, LTD.
                               STATEMENTS OF OPERATIONS

                                                                   Year Ended December 31
                                                              ----------------------------------
                                                                1993         1992         1991
                                                              --------     --------     --------
                                                                    (In thousands except
                                                                      per unit amounts)
Revenues:
    Natural gas (Notes 2 and 4). . . . . .  . . . . . . . .   $144,889     $117,418     $122,164
    Oil and condensate (Note 2). . . . . .  . . . . . . . .     33,920       41,179       49,344
    Natural gas liquids  . . . . . . . . .  . . . . . . . .      3,790        6,037        1,503
    Other. . . . . . . . . . . . . . . . .  . . . . . . . .      2,393        1,274        1,479
                                                              --------     --------     --------
             Total                                             184,992      165,908      174,490
                                                              --------     --------     --------
Costs and Expenses:
    Operating expenses . . . . . . . . . .  . . . . . . .       37,022       37,062       42,171
    Revenue related taxes. . . . . . . . .  . . . . . . .        9,613        9,131       10,113
    Depreciation and amortization (Note 2)  . . . . . . .       76,700       75,066       72,183
    Write-down of gas and
      oil properties (Note 2). . . . . . .  . . . . . . .                    16,335       51,480
    General, administrative and other  . .  . . . . . . .       35,271       28,384       28,728
                                                              --------     --------     --------
             Total                                             158,606      165,978      204,675
                                                              --------     --------     --------
Operating Income (Loss). . . . . . . . . .  . . . . . . . .     26,386          (70)     (30,185)
Other Income (Expense) - Net . . . . . . .  . . . . . . .                        (3)           2
Interest Expense (Notes 4 and 6) . . . . .  . . . . . . .       30,267       20,192       19,461
                                                              --------     --------     --------
Net Loss . . . . . . . . . . . . . . . . .  . . . . . .         (3,881)     (20,265)     (49,644)
Less 1% General Partners' Interest . . . .  . . . . . . .          (39)        (203)        (496)
                                                              --------     --------     --------
Loss Applicable to
    Limited Partners'Interest. . . . . . .  . . . . . . .     $ (3,842)    $(20,062)    $(49,148)
                                                              ========     ========     ========

Net Loss Per Unit. . . . . . . . . . . . .  . . . . . . .     $  (0.04)    $   (.20)    $   (.48)
                                                              ========     ========     ========

Weighted Average Units Outstanding . . . .  . . . . . . .      102,500      102,500      102,500
                                                              ========     ========     ========

Distributions Declared Per Unit. . . . . .  . . . . . . .     $    .30     $    .30     $    .30
                                                              ========     ========     ========

See Notes to Financial Statements.

                          ENSERCH EXPLORATION PARTNERS, LTD.
                               STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31
                                                             ----------------------------------
                                                                1993        1992         1991
                                                             ---------    --------     --------
                                                                      (In thousands)

OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .   $ (3,881)    $(20,265)    $(49,644)
  Adjustments to reconcile net loss to
     net cash flows:
     Depreciation and amortization (Note 2). . . . . . . .     76,700       75,066       72,183
     Write-down of gas and oil properties (Note 2) . . . .                  16,335       51,480
  Cash effect of changes in current operating
     assets and liabilities (Note 6) . . . . . . . . . . .      3,545       17,365        1,683
                                                             --------     --------      -------
        Net cash flows from operating activities . . . . .     76,364       88,501       75,702
                                                             --------     --------      -------
INVESTING ACTIVITIES
    Property, plant and equipment additions. . . . . . . .   (113,380)     (63,223)    (115,131)
    Other. . . . . . . . . . . . . . . . . . . . . . . . .    (10,760)     ( 5,643)       9,956
                                                             --------      -------     --------
       Net cash flows used for
            investing activities. . . . . . . . . . . . . .  (124,140)     (68,866)    (105,175)
                                                             --------      -------     --------
       Net cash flow (required for) from
            operating and investing activities . . . . . .    (47,776)      19,635      (29,473)
                                                             --------      -------     --------
FINANCING ACTIVITIES
    Change in temporary advances with
     affiliated companies. . . . . . . . . . . . . . . . .     32,756      (37,201)      28,497
    Proceeds from long-term notes payable to an
     affiliated company. . . . . . . . . . . . . . . . . .     32,000       32,000       32,000
    Advances under leasing arrangements (Note 5) . . . . .     13,453       17,475
    Cash distributions paid. . . . . . . . . . . . . . . .    (31,061)     (31,061)     (31,061)
                                                             --------      -------      -------
       Net cash flows from (used for)
            financing activities. . . . . . . . . . . . . .    47,148      (18,787)      29,436
                                                             --------      -------      -------
Net (Decrease) Increase in Cash. . . . . . . . . . . . . .       (628)         848          (37)
Cash at Beginning of Year. . . . . . . . . . . . . . . . .        937           89          126
                                                             --------      -------      -------
Cash at End of Year. . . . . . . . . . . . . . . . . . . .   $    309     $    937     $     89
                                                             ========      =======      =======

Interest Paid (Net of Amounts Capitalized) . . . . . . . .   $ 24,791     $ 20,192     $ 17,047
                                                             ========     ========     ========

See Notes to Financial Statements.

                          ENSERCH EXPLORATION PARTNERS, LTD.
                                  BALANCE SHEETS
                                                                                         December 31
                                                                                 ---------------------------
                                                                                     1993            1992
                                                                                 ----------      -----------
                                                                                          (In thousands)
                                  ASSETS
Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      309      $       937
  Accounts receivable - trade (net of allowance
    for possible losses of $699 and $953). . . . . . . . . . . . . . . . . . . .     17,120           21,679
  Accounts receivable - affiliated companies (Note 4). . . . . . . . . . . . . .     13,952            7,011
  Temporary advances - affiliated companies (net)
    (Notes 3 and 4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       5,540
  Materials and supplies, at average cost. . . . . . . . . . . . . . . . . . . .      1,749            3,431
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        272              335
                                                                                 ----------      -----------
         Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .     33,402           38,933
                                                                                 ----------      -----------
Property, Plant and Equipment (at cost) (Notes 2 and 7):
  Gas and oil properties (full - cost method)
   ($82,236 and $86,005 excluded from amortization base). . . . . . . . . . . .   1,803,581        1,737,708
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,947            4,782
                                                                                 ----------       ----------
       Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,809,528        1,742,490
Less accumulated depreciation and amortization . . . . . . . . . . . . . . . . .    779,217          749,452
                                                                                 ----------       ----------
       Net property, plant and equipment . . . . . . . . . . . . . . . . . . . .  1,030,311          993,038
                                                                                 ----------       ----------
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,590            7,214
                                                                                 ----------       ----------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,086,303       $1,039,185
                                                                                 ==========       ==========

                                LIABILITIES
Current Liabilities:
  Accounts payable - trade . . . . . . . . . . . . . . . . . . . . . . . . . . . $   67,693       $   58,865
  Accounts payable - affiliated companies (Note 4) . . . . . . . . . . . . . . .      3,531            7,455
  Temporary advances - affiliated companies (net)
    (Notes 3 and 4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27,216
  Distributions payable to unitholders . . . . . . . . . . . . . . . . . . . . .      7,765            7,765
  Advances under leasing arrangements (Note 5) . . . . . . . . . . . . . . . . .     30,928           17,475
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,690            5,826
                                                                                 ----------       ----------
         Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .    139,823           97,386
                                                                                 ----------       ----------
Long-term Debt - Affiliated Companies (Note 3) . . . . . . . . . . . . . . . . .    298,000          266,000
Deferred Royalties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28,554           26,150
Other Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,689            4,470
Commitments and Contingent Liabilities (Note 5). . . . . . . . . . . . . . . . .
Partners' Capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    610,237          645,179
                                                                                 ----------       ----------
           Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $1,086,303       $1,039,185
                                                                                 ==========       ==========

See Notes to Financial Statements.

                          ENSERCH EXPLORATION PARTNERS, LTD.
                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                General       Limited
                                               Partners      Partners       Total
                                               ---------    ----------    ----------
                                                          (In thousands)

Balance, December 31, 1990 . . . . . . .       $ 16,203      $ 761,007     $ 777,210
Net Loss . . . . . . . . . . . . . . . .           (496)       (49,148)      (49,644)
Distributions Declared . . . . . . . . .           (311)       (30,750)      (31,061)
                                               --------      ---------     ---------
Balance, December 31, 1991 . . . . . . .         15,396        681,109       696,505
Net Loss . . . . . . . . . . . . . . . .           (203)       (20,062)      (20,265)
Distributions Declared . . . . . . . . .           (311)       (30,750)      (31,061)
                                               --------      ---------     ---------
Balance, December 31, 1992 . . . . . . .         14,882        630,297       645,179
Net Loss . . . . . . . . . . . . . . . .            (39)        (3,842)       (3,881)
Distributions Declared . . . . . . . . .           (311)       (30,750)      (31,061)
                                               --------      ---------     ---------
Balance, December 31, 1993 . . . . . . .       $ 14,532      $ 595,705     $ 610,237
                                              =========      =========     =========

See Notes to Financial Statements.

                          ENSERCH EXPLORATION PARTNERS, LTD.
                            NOTES TO FINANCIAL STATEMENTS


1.    ORGANIZATION AND CONTROL

      Enserch Exploration Partners, Ltd. ("EP"), a Texas limited partnership, was formed in 1985 to succeed to substantially all of the domestic gas and oil exploration and production business of ENSERCH Corporation ("ENSERCH"). At December 31, 1993, ENSERCH and Enserch Processing Partners, Ltd. ("Processing") owned 3,112,362 (3.0%) and 98,581,800 (96.2%), respectively, of EP's limited partnership units outstanding. The balance of 805,914 (.8%) of EP's units outstanding is held by the public. For administrative convenience, EP operates through EP Operating Limited Partnership ("EPO"), formerly EP Operating Company, a Texas limited partnership, in which EP holds a 99% limited partner's interest and the general partners own a 1% interest. Enserch Exploration, Inc. ("EEI") is the managing general partner and ENSERCH is the special general partner of EP and EPO.

      EP has no officers, directors or employees. Instead, officers, directors and employees of EEI perform all management and operating functions for EP. Neither ENSERCH nor EEI, as general partners of EP, receives any carried interests, promotions, back-ins or other compensation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The financial statements of EP have been prepared in conformity with generally accepted accounting principles but will not be the basis for reporting taxable income to unitholders. The proportional consolidation method is used whereby the financial statements reflect EP's 99% interest in EPO's assets, liabilities and operations. All dollar amounts except per unit amounts in the notes to financial statements are stated in thousands unless otherwise indicated.

     Natural Gas and Oil Hedging Contracts - Gains and losses from transactions to hedge against volatile product prices are included in revenues in the statements of operations.

      Gas and Oil Properties - The full-cost method, as prescribed by the Securities and Exchange Commission (SEC), is used whereby the costs of proved and unproved gas and oil properties, together with successful and unsuccessful exploration and development costs, are capitalized. The carrying value is limited to the present value of estimated future net revenues of proved reserves, the cost of excluded properties and the lower of cost or market value of unproved properties being amortized ("full-cost ceiling"). The full-cost ceiling is calculated quarterly under current SEC rules. In March 1991, EP recorded a $51 million noncash write-down of the carrying value of its gas and oil properties due to the full-cost center ceiling limitation test.

      Dry-hole costs resulting from exploration activities are classified as evaluated costs and are included in the amortization base. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed periodically and a provision for impairment is made to the full-cost amortization base when appropriate. Sales of gas and oil properties are credited to capitalized costs unless the sale would have a significant impact on the amortization rate.

      In December 1992, EP recorded a $16 million noncash write-off of an idle pipeline and shallow-water production facility from an abandoned offshore project.

      Depreciation and Amortization - Amortization of evaluated gas and oil properties is computed on the unit-of-production method using estimated proved gas and oil reserves quantified on the basis of their equivalent energy content. Depreciation of other property, plant and equipment is provided principally by the straight-line method over the estimated service lives of the related assets.

      Income Taxes - EP is a partnership and, as a result, the income or loss of the partnership, which reflects differences in the timing of the deduction of certain gas and oil drilling and development costs for federal income tax purposes, is includable in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the financial statements of EP. The assets and liabilities reported in the financial statements of EP exceeded the federal income-tax bases by approximately $704 million and $720 million at December 31, 1993 and 1992, respectively.

      Retirement Plan - Substantially all personnel who are associated with EP are covered by an ENSERCH retirement plan and are eligible for certain health care and life insurance benefits upon retirement. Total pension costs allocated to EP were $867, $1,054, and $929 in 1993, 1992 and 1991, respectively. Post-retirement health care and life insurance benefit costs allocated to EP were $821, $550, and $577 in 1993, 1992 and 1991, respectively. Postretirement benefits in 1993 reflect the impact of SFAS No. 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions", effective in January 1993. This new standard requires the accrual of these benefits over the working life of the employee rather than charging to expense on a cash basis.

      Fair Value of Financial Instruments - The fair value of financial instruments has been estimated using valuation methodologies in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". Determinations of fair value are based on subjective data and significant judgment relating to timing of payments and collections and the amounts to be realized. Accordingly, the estimates presented are not necessarily indicative of the amounts that EP could realize in a current market exchange.

      Management believes that the fair value of financial instruments, other than long-term debt, is not materially different than the related carrying value. The estimated fair value for long-term debt is presented in Note 3.

3.    LINE OF CREDIT AND BORROWINGS

      Short-term Borrowing Arrangements - Both EP and EPO maintain separate short-term borrowing arrangements with ENSERCH to meet operating needs. Under these arrangements, ENSERCH may advance funds to EP or EPO, and EP or EPO may advance funds to ENSERCH. EPO further maintains a short-term borrowing arrangement with EEI by which EEI may advance funds to EPO and EPO may advance funds to EEI. Under all these arrangements, the aggregate amount of short-term loans available between the parties is at the respective lender's sole discretion, and any amounts advanced under the arrangements mature within 12 months from the date the advance is made. The interest rate is the 30-day commercial paper rate available for similar amounts on commercial paper borrowings by ENSERCH. Interest is payable monthly. These arrangements are renewed annually. At December 31, 1993, there were $27,216 of net short-term borrowings outstanding under these arrangements at an interest rate of 3.28%.

        Long-term Notes Payable - Long-term notes payable to Processing are summarized below:

                                                      1993              1992
                                                    --------          --------
        9.2% Notes due 2000 . . .  .  .  .  . . .   $ 16,000          $ 16,000
        9.95% Notes due 2000  . .  .  .  .  . . .     16,000            16,000
        9.9% Note due 2000  . . .  .  .  .  . . .    170,000           170,000
        9.9% Note due 2001  . . .  .  .  .  . . .      8,000             8,000
        9.8% Notes due 2001 . . .  .  .  .  . . .     16,000            16,000
        9.0% Note due 2001  . . .  .  .  .  . . .      8,000             8,000
        8.5% Notes due  2002. . .  .  .  .  . . .     16,000            16,000
        9.05% Notes due 2002. . .  .  .  .  . . .      8,000             8,000
        8.75% Notes due 2002. . .  .  .  .  . . .      8,000             8,000
        8.35% Notes due 2003. . .  .  .  .  . . .      8,000
        6.35% Notes due 1998. . .  .  .  .  . . .      8,000
        6.30% Notes due 1998. . .  .  .  .  . . .      8,000
        5.30% Notes due 1998. . .  .  .  .  . . .      8,000
                                                    --------          --------
           Total .  .  .  . . .  .  .  .  . . .     $298,000          $266,000
                                                    ========          ========

      Interest on the above notes is payable semiannually on June 30 and December 31. The estimated fair value of these notes was $352 million at December 31, 1993 and $300 million at December 31, 1992. The calculation was made using a discounted cash flow approach based on the interest rates currently available to ENSERCH for debt with similar terms and remaining maturities.

4.    RELATED PARTY TRANSACTIONS

      In the ordinary course of business, EP engages in various transactions
with ENSERCH and its affiliates.   All such transactions are subject to review
by the Policy and Conflicts of Interest Committee of ENSERCH, a committee composed solely of outside directors. The Committee has found no unfair dealings between and among such parties. EP is charged for direct costs incurred by ENSERCH and EEI that are associated with managing EP's business and operations. Additionally, indirect costs (principally general and administrative costs) applicable to EP are allocated to EP by ENSERCH. Such charges amounted to $2,026, $1,927 and $1,798 in 1993, 1992 and 1991,
respectively.

      EP had sales to affiliated companies (Enserch Gas Company, Lone Star Gas Company and Processing) of $108,916, $32,508 and $32,710 in 1993, 1992 and
1991, respectively. In 1993, affiliated revenues include gas sales of $91,000 under new contracts effective March 1, 1993 with Enserch Gas Company covering essentially all gas production not committed under existing contracts.

      Net interest costs incurred on affiliated borrowings were $27,120, $25,336, and $22,872 in 1993, 1992 and 1991, respectively.

5.    COMMITMENTS AND CONTINGENT LIABILITIES

      Advances Under Leasing Arrangements - In May 1992, EP entered into an operating leasing arrangement to provide financing for its portion of the offshore platform and related facilities for the 37 1/2% owned Mississippi Canyon Block 441 project. A total of $34 million was required for the project, which was completed in early 1993. EP leased the facilities for an initial period through May 20, 1994, with an option to renew the lease, with the consent of the lessor, for up to 10 successive six-month periods. The lease has been renewed through November 20, 1994 and EP expects to renew the lease for all renewal periods. EP has the option to purchase the facilities throughout the lease periods and as of December 31, 1993, has guaranteed an estimated residual value for the facilities of approximately $27 million should the lease not be renewed. Expenses incurred under the lease in 1993 was $2.1 million. The estimated future minimum net rentals for the Mississippi Canyon operating lease is $6.3 million for 1994.

      In September 1992, EP entered into an operating lease arrangement to provide financing for the offshore platform and related facilities of its 100% owned Garden Banks Block 388 project. The lessor will fund the construction cost of the facilities quarterly, up to a maximum of $235 million. As of December 31, 1993, a total of $60 million had been advanced to EP under the lease as agent for the lessor, $31 million of which was unexpended and reflected as a current liability. EP will lease the facilities for an initial period through March 31, 1997, with the option to renew the lease, with the consent of the lessor, for up to three successive two-year periods. EP, as agent for the lessors, will acquire, construct and operate the units of leased property and has guaranteed completion of construction of the facilities. EP has the option to purchase the facilities throughout the lease periods and has guaranteed an estimated residual value for the facilities of approximately $188 million, assuming the full lease amounts are advanced and expended, should the lease not be renewed. The estimated future minimum net rentals for the Garden Banks operating lease are as follows: $4.8 million for 1994; $9.1 million for 1995; $9.1 million for 1996; and $2.3 million for 1997. Lease payments are being deferred during the construction period and will be amortized when production begins.

      At December 31, 1993, EEI had several noncancelable operating leases, principally for buildings and office space, that expire at various dates through 1998. EP bears an allocated share of rental expenses incurred by EEI under noncancelable operating leases. EP's allocated share of rental expenses (99% of EEI's rental expenses) totaled $4,985, $3,547 and $2,938 in 1993, 1992 and 1991, respectively. Future minimum rentals under such leases, of which EP would bear its proportionate share, are as follows: $1.3 million for 1994; $1.3 million for 1995; $1.4 million for 1996; $1.5 million for 1997; and $1.4 million for 1998.

      Legal Proceedings - A lawsuit was filed against EEI, ENSERCH, its utility division and EPO in the 348th Judicial District Court of Tarrant County in May 1989. Plaintiffs seek unspecified actual damages and punitive damages in the amount of $5 million. Plaintiffs allege royalties were not fully paid, certain expenses were improperly charged against the amount of royalties due, negligence in the venting of gas and liquid hydrocarbons into the air, and breach of duty of good faith and fair dealing by wrongfully concealing certain material facts concerning sales of gas from the subject leases to the utility division.

      A lawsuit was filed on February 24, 1987, in the 112th Judicial District of Sutton County, Texas, against subsidiaries and affiliates of ENSERCH, as well as its utility division. The plaintiffs have claimed that defendants failed to make certain production and minimum purchase payments under a gas-purchase contract. In this connection, the plaintiffs have alleged a conspiracy to violate purchase obligations, improper accounting of amounts due, fraud, misrepresentation, duress, failure to properly market gas and failure to act in good faith. In this case, plaintiffs seek actual damages in excess of $5 million and punitive damages in an amount equal to 0.5% of the consolidated gross revenues of ENSERCH for the years 1982 through 1986 (approximately $85 million), interest, costs and attorneys' fees.

     On December 26, 1989, a lawsuit was filed against EEI and EPO in the 130th Judicial District Court of Matagorda County, Texas. The plaintiff claims that the defendants breached an alledged contract to sell a working interest and net revenue interest in two leases located in Matagorda County. Trial of the case resulted in a jury verdict in favor of the plaintiff. Judgment was entered by the trial court on October 8, 1992, ordering EEI and EPO to convey the leases to the plaintiff and to pay damages of $3.1 million, which includes principal, prejudgment interest, attorneys' fees and costs. This judgment was appealed to the Corpus Christi Court of Appeals on September 2, 1992. Counsel has advised that there is a reasonable basis to believe that the decision of the trial court will be reversed.

      On October 25, 1991, a lawsuit was filed against EEI, EPO and ENSERCH in the 111th District Court of Webb County Texas. Other parties have intervened. The plaintiffs and intervenors claim that the defendants' failure to reassign part of an gas and oil lease covering approximately 33,000 net mineral acres in breach of defendants' contractual reassignment obligations entitles them to recover the fair market value of the lost leasehold estate and lost overriding royalty interests. Plaintiffs and intervenors claim actual damages of approximately $3.1 million for the lost leasehold estate, and approximately $2.2 million for the lost overriding royalty interests. They also seek pre-judgment interest, attorney's fees and costs.

     Management believes that the named defendants have meritorious defenses to the claims made in these and other actions. In the opinion of management, EP will incur no liability from these and all other pending claims and suits that would be considered material for financial reporting purposes.

6.    SUPPLEMENTAL FINANCIAL INFORMATION

      Quarterly Results (Unaudited) - The results of operations by quarters are summarized below. In the opinion of EP's management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made.

                                                                  Quarter Ended
                                                  --------------------------------------------------
                                                   March 31     June 30    September 30  December 31
                                                  ---------     --------   ------------   ----------
1993:
Revenues . . . . . . . . . . . . . . . . . . . .    $39,755      $47,709      $47,638      $ 49,890
Operating Income  . . . . . . . . . . . . . . . .     5,118        9,160        7,267         4,841
Net Income (Loss) . . . . . . . . . . . . . . . .      (640)       2,743          548        (6,532)
Net Income (Loss) Per Unit. . . . . . . . . . . .      (.01)         .03          .01          (.06)


1992:
Revenues. . . . . . . . . . . . . . . . . . . . .   $41,333      $39,454      $41,224      $ 43,897
Operating Income (Loss) . . . . . . . . . . . . .     4,228        1,538        4,346       (10,182)(a)
Net Loss. . . . . . . . . . . . . . . . . . . . .      (610)      (3,267)        (862)      (15,526)
Net Loss Per Unit . . . . . . . . . . . . . . . .      (.01)        (.03)        (.01)         (.15)

(a) Includes a $16,335 noncash write-off of an idle pipeline and shallow-water production facility from an abandoned offshore project.

     Decrease (Increase) in Current Operating Assets and Liabilities by Components - is summarized below:

                                                    1993      1992        1991
                                                  -------    -------    --------
Accounts Receivable . . . . . . . . . . . .      $(2,382)    $10,737    $ 16,580
Materials and Supplies. . . . . . . . . . .        1,682         833        (187)
Other Current Assets. . . . . . . . . . . .           63         891      (1,105)
Accounts Payable. . . . . . . . . . . . . .        7,318       5,437     (14,654)
Other Current Liabilities . . . . . . . . .       (3,136)       (533)      1,049
                                                 --------    -------    --------
           Total. . . . . . . . . . . . . . .    $ 3,545     $17,365    $  1,683
                                                 ========    =======    ========

                                  A-19

Interest Costs - are summarized below:

                                                    1993       1992       1991
                                                  -------    -------    -------
Interest Capitalized. . . . . . . . . . . . . .   $ 4,214    $ 5,262    $ 6,871
Interest Charged to Expense . . . . . . . . . .    30,267(a)  20,192     19,461
                                                  -------    -------    -------
           Interest Costs Incurred. . . . . . .   $34,481    $25,454    $26,332
                                                  =======    =======    =======

(a) Includes $6 million provision for interest due royalty owners.

7.    SUPPLEMENTAL GAS AND OIL INFORMATION

      Gas and Oil Producing Activities - The following tables set forth information relating to gas and oil producing activities. Reserve data for natural gas liquids attributable to leasehold interests owned by EP are included in oil and condensate.

                                                              December 31
                                                        -------------------------
                                                           1993          1992
                                                        ----------     ----------
Capitalized Costs:
  Proved gas and oil properties . . . . . . . . . . .   $1,721,345     $1,651,703
  Unproved gas and oil properties . . . . . . . . . .       82,236         86,005
                                                        ----------     ----------
       Total. . . . . . . . . . . . . . . . . . . . .   $1,803,581     $1,737,708
                                                        ==========     ==========
Accumulated depreciation and amortization . . . . . .   $  775,570     $  746,657
                                                        ==========     ==========

                                                       Year Ended December 31
                                                 --------------------------------
                                                    1993       1992        1991
                                                 --------     -------    --------
Costs Incurred:
  Property acquisition costs:
    Proved. . . . . . . . . . . . . . . . . . .  $  8,179     $   886    $    659
    Unproved. . . . . . . . . . . . . . . . . .    12,429       8,969       9,527
  Exploration costs . . . . . . . . . . . . . .    36,397      35,030      46,901
  Development costs . . . . . . . . . . . . . .    62,401      16,355      62,586
                                                 --------     -------    --------
      Total . . . . . . . . . . . . . . . . . .  $119,406     $61,240    $119,673
                                                 ========     =======    ========
Amortization (per MMBtu)(a) . . . . . . . . . .  $    .91     $   .91    $    .83
                                                 ========     =======    ========

(a) Amortization expense per unit of production converted to a common unit of measure, millions of British thermal units (MMBtu).

                                   A-20

      Excluded Costs - The following table sets forth the composition of capitalized costs excluded from the amortizable base as of December 31, 1993:

                                       Amounts Incurred In
                                 ----------------------------------  Total as of
                                                             Prior   December 31,
                                   1993     1992     1991    Years       1993
                                 -------  -------  -------  -------  ------------

Property Acquisition Costs. . .  $12,311  $ 5,260  $ 3,792  $18,539       $39,902
Exploration Costs . . . . . . .    5,498   10,864    9,337    3,148        28,847
Interest Capitalized. . . . . .    3,990    4,367    2,895    2,235        13,487
                                 -------  -------  -------  -------      --------
           Total. . . . . . . .  $21,799  $20,491  $16,024  $23,922       $82,236
                                 =======  =======  =======  =======      ========

      At December 31, 1993, approximately 43% of excluded costs relates to offshore activities in the Gulf of Mexico and the remainder relates to domestic onshore exploration activities. The anticipated timing of the inclusion of these costs in the amortization computation will be determined by the rate at which exploratory and development activities continue, which is expected to be accomplished within ten years.

      Gas and Oil Reserves (Unaudited) - The following table of estimated proved and proved developed reserves of gas and oil has been prepared utilizing estimates of yearend reserve quantities provided by DeGolyer and MacNaughton, independent petroleum consultants. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing gas and oil properties. Accordingly, the reserve estimates are expected to change as additional performance data becomes available. Oil reserves (which include condensate and natural gas liquids attributable to leasehold interests) are stated in thousands of barrels (MBbl). Gas reserves are stated in million cubic feet (MMcf). All reserves are located in the United States.

                                                              Oil        Gas
                                                              MBbl       MMcf
                                                             ------    ---------
Proved Reserves:
    Balance, January 1, 1991. . . . . . . . . . . .. . . .   28,725    1,223,180
    Revisions of previous estimates . . . . . . . .. . . .     (117)     (54,709)
    Extensions, discoveries and additions . . . . .. . . .    1,478       57,081
    Purchase of minerals in place . . . . . . . . .. . . .   10,516       12,307
    Sale of minerals in place . . . . . . . . . . .. . . .      (36)        (549)
    Production. . . . . . . . . . . . . . . . . . .. . . .   (2,529)     (70,026)
                                                             ------    ---------
    Balance, December 31, 1991. . . . . . . . . . . . . . .  38,037    1,167,284
    Revisions of previous estimates . . . . . . . . . . . .   1,023       (7,054)
    Extensions, discoveries and additions . . . . . . . . .   1,444       20,817
    Purchase of minerals in place . . . . . . . . . . . . .     102          198
    Sale of minerals in place . . . . . . . . . . . . . . .     (42)     (15,665)
    Production. . . . . . . . . . . . . . . . . . . . . . .  (2,625)     (65,161)
                                                            -------    ---------
    Balance, December 31, 1992. . . . . . . . . . . . . . .  37,939    1,100,419
    Revisions of previous estimates . . . . . . . . . . . .   1,331       20,179
    Extensions, discoveries and additions . . . . . . . . .   1,292       34,549
    Purchase of minerals in place . . . . . . . . . . . . .       3        4,379
    Sale of minerals in place . . . . . . . . . . . . . . .     (40)      (4,042)
    Production. . . . . . . . . . . . . . . . . . . . . . .  (2,307)     (70,018)
                                                            -------    ---------
    Balance, December 31, 1993. . . . . . . . . . . . . . .  38,218    1,085,466
    Less 1% general partners' interest in EPO . . . . . . .     382       10,855
                                                            -------    ---------
               Net. . . . . . . . . . . . . . . . . . . . .  37,836    1,074,611
                                                            =======    =========
Proved Developed Reserves:
    January 1, 1991 . . . . . . . . . . . . . . . . . . . .  19,245    1,035,898
    December 31, 1991 . . . . . . . . . . . . . . . . . . .  17,763      974,031
    December 31, 1992 . . . . . . . . . . . . . . . . . . .  13,552      675,844
    December 31, 1993 . . . . . . . . . . . . . . . . . . .  14,249      734,077
    Less 1% general partners' interest in EPO . . . . . . .     142        7,341
                                                            -------   ----------
               Net. . . . . . . . . . . . . . . . . . . . .  14,107      726,736
                                                            =======   ==========

      Included in oil reserve estimates are natural gas liquids for leaseold interest of 931 MBbl for 1993; 789 MBbl for 1992; and 743 MBbl for 1991.

      Results of Operations for Producing Activities (excluding corporate overhead and interest costs) - are as follows:

                                                  1993        1992         1991
                                                --------    --------     ---------
Revenues  . . . . . . . . . . . . . . . . . .   $186,224    $164,634      $173,011
Production Costs. . . . . . . . . . . . . . .     45,684      43,132        48,374
Exploration Costs (1) . . . . . . . . . . . .      6,276       8,128         9,752
Depreciation and Amortization . . . . . . . .     75,917      74,378        71,599
Write-down of Gas and Oil Properties (2). . .                               51,480
                                                --------    --------      --------
    Net . . . . . . . . . . . . . . . . . . .   $ 58,347    $ 38,996      $ (8,194)
                                                ========    ========      ========
- ----------

(1) Includes internal costs that cannot be directly identified with acquisition, exploration or development activities.

(2)   Excludes a $16,335 noncash write-off in 1992 of an idle pipeline and shallow-
      water production facility from an abandoned offshore project.

      Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserve Quantities (Unaudited) - has been prepared by EP using estimated future production rates and associated production and development costs. Continuation of economic conditions existing at the balance sheet date was assumed. Accordingly, estimated future net cash flows were computed by: applying prices in contracts in effect in December to estimated future production of proved gas and oil reserves; estimating future expend-itures to develop proved reserves; and estimating costs to produce the proved reserves based on average costs for the year. Average prices used in the computations were:

                                                  1993         1992         1991
                                                 ------       ------       ------
           Natural Gas (per Mcf). . . . . . . .  $ 2.38       $ 2.18       $ 2.03
           Oil (per Bbl). . . . . . . . . . . .   11.68        18.16        18.35

Because of the imprecise nature of reserve estimates and the unpredictable nature of other variables used, the standardized measure should be interpreted as indicative of the order of magnitude only and not as precise amounts.

                                                     1993       1992       1991
                                                   -------    --------    --------
                                                           (In millions)

Future Cash Inflows . . . . . . . . . . . . . . .  $3,031.6   $3,056.4    $3,041.7
Future Production and Development Costs . . . . .   1,042.8    1,039.3       980.6
                                                   --------   --------    --------
Future Net Cash Flows . . . . . . . . . . . . . .   1,988.8    2,017.1     2,061.1
Less 10% Annual Discount. . . . . . . . . . . . .     886.4      908.7     1,000.7
                                                   --------   --------    --------
Standardized Measure of Discounted Future
  Net Cash Flows. . . . . . . . . . . . . . . . .   1,102.4    1,108.4     1,060.4
Less 1% General Partners' Interest in EPO . . . .      11.0       11.1        10.6
                                                   --------   --------    --------
  Net . . . . . . . . . . . . . . . . . . . . . .  $1,091.4   $1,097.3    $1,049.8
                                                   ========   ========    ========

      The following table sets forth an analysis of changes in the standardized measure of discounted future net cash flows from proved gas and oil reserves:

                                                      1993       1992       1991
                                                    -------    -------    -------
                                                            (In millions)
Sales and Transfers of Gas and Oil Produced,
  Net of Production Costs . . . . . . . . . . . . . $(135.6)   $(114.5)   $(116.0)
Changes in Prices, Net of Production and
  Future Development Costs. . . . . . . . . . . . .     3.6       20.7     (252.4)
Extensions, Discoveries, and Improved
  Recovery, Less Related Costs. . . . . . . . . . .    41.4       22.3       47.4
Purchase of Minerals in Place . . . . . . . . . . .     9.4         .9       84.8
Revisions of Previous Quantity Estimates. . . . . .   (29.6)      16.4      (38.3)
Sale of Minerals in Place . . . . . . . . . . . . .               (4.9)       (.7)
Accretion of Discount . . . . . . . . . . . . . . .   105.1      102.4      110.3
Other       . . . . . . . . . . . . . . . . . . . .     (.3)       4.7       (4.0)
Less 1% General Partners' Interest in EPO . . . . .     (.1)        .5        1.7
                                                    -------    -------    -------
           Net. . . . . . . . . . . . . . . . . . . $  (5.9)   $  47.5    $ 167.2
                                                    =======    =======    =======

                          ENSERCH EXPLORATION PARTNERS, LTD.
                DEPOSITARY UNIT MARKET PRICES AND DISTRIBUTION INFORMATION


Market Prices

      EP's Depositary Units evidenced by Depositary Receipts are traded on the New York Stock Exchange. The following table shows the high and low sales prices per unit reported in the New York Stock Exchange - Composite Transactions report for the periods shown, as quoted in The Wall Street Journal.

                                1993             1992               1991
                           ---------------  ----------------  -----------------
                            High     Low      High     Low      High      Low
                           -------  ------  --------  ------  ------   --------
First Quarter . . . . . . $ 9 1/4  $ 7 3/8  $ 7 1/4  $ 6 1/4  $ 8 3/4   $ 7 3/4
Second Quarter. . . . . .   9 3/4    8 1/2    7 5/8        7       10     8 1/8
Third Quarter . . . . . .  10 3/8    8 1/8    7 3/4    6 5/8       10         8
Fourth Quarter. . . . . .  12 1/4   10 1/8    8 1/4    7 1/4       10     6 1/2

Depositary Unit Data

                                            1993         1992          1991
                                          -------      --------      -------
Unitholders of Record at Yearend. . . . .   1,224         1,339        1,517
Units Outstanding at Yearend. . . . . . . 805,914       805,914      805,914

(Excludes 101,694,162 limited partnership units held by ENSERCH and an ENSERCH affiliate).

Distributions Per Unit

      In February 1994, the Board of Directors of EEI, managing general partner of EP, announced that the quarterly cash distributions to unitholders had been indefinitely suspended. Reinstatement of a cash distribution will depend on a number of considerations, including future cash flows and capital spending requirements. The following table shows the distributions per limited partnership unit paid by EP during 1993, 1992 and 1991.

                                                  1993       1992       1991
                                                 -----      -----      -----
First Quarter . . . . . . . . . . . . . . . . .  $.075      $.075      $.075
Second Quarter. . . . . . . . . . . . . . . . .   .075       .075       .075
Third Quarter . . . . . . . . . . . . . . . . .   .075       .075       .075
Fourth Quarter. . . . . . . . . . . . . . . . .   .075       .075       .075
                                                 -----      -----      -----
     Total. . . . . . . . . . . . . . . . . . .  $.300      $.300      $.300
                                                 =====      =====      =====

                                                                    APPENDIX B


                      ENSERCH EXPLORATION PARTNERS, LTD.
                    INDEX TO FINANCIAL STATEMENT SCHEDULES
                               December 31, 1993

                                                             Page

          Independent Auditors' Report . . . . . . . . . .    B-2

          Financial Statement Schedules for Each of the Three
            Years in the Period Ended December 31, 1993:

              IV  - Indebtedness to Related Parties. . . .    B-3

              V   - Property, Plant and Equipment. . . . .    B-4

              VI  - Accumulated Depreciation and
                    Amortization of Property,
                    Plant and Equipment. . . . . . . . . .    B-5

              X   - Supplementary Statements of Operations
                    Information. . . . . . . . . . . . . .    B-6

INDEPENDENT AUDITORS' REPORT



To the Partners of Enserch Exploration Partners, Ltd.:

     We have audited the financial statements of Enserch Exploration Partners, Ltd. as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 7, 1994; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Enserch Exploration Partners, Ltd. listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE

Dallas, Texas
February 7, 1994

                      ENSERCH EXPLORATION PARTNERS, LTD.
                 SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES
                       For the Years Ended December 31

                       Balance at                                 Balance
                       Beginning                                   at End
Name of Person          of Year      Additions     Deductions      of Year (1)
- --------------         ----------    ---------     ----------     --------
                                                (In thousands)
1993:
  Enserch Processing
    Partners, Ltd.      $266,000     $ 32,000       $              $298,000
                        ========     ========       =========      ========

1992:
  Enserch Processing
    Partners, Ltd.      $234,000     $ 32,000       $              $266,000
                        ========     ========       =========      ========

1991:
  Enserch Processing
    Partners, Ltd.      $202,000     $ 32,000       $              $234,000
                        ========     ========       =========      ========


- -----------------

(1) See Note 3 of the Notes to Financial Statements appearing in Appendix A for additional details of this indebtedness.






                                      B-3


                      ENSERCH EXPLORATION PARTNERS, LTD.
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                        For the Years Ended December 31

                                        Balance at                               Balance
                                        Beginning    Additions                    at End
         Classification                  of Year      at Cost    Retirements      of Year
         --------------                 ----------   ---------   -----------     --------
                                                          (In thousands)
1993:
  Gas and Oil Properties . . . . . . .  $1,737,708    $112,235    $ 46,362      $1,803,581
  Other. . . . . . . . . . . . . . . .       4,782       1,145         (20)          5,947
                                        ----------    --------    --------      ----------
       Total . . . . . . . . . . . . .  $1,742,490    $113,380    $ 46,342      $1,809,528
                                        ==========    ========    ========      ==========
1992:
  Gas and Oil Properties . . . . . . .  $1,807,140    $ 62,488    $131,920      $1,737,708
  Other. . . . . . . . . . . . . . . .       4,064         735          17           4,782
                                        ----------    --------    --------      ----------
       Total . . . . . . . . . . . . .  $1,811,204    $ 63,223    $131,937      $1,742,490
                                        ==========    ========    ========      ==========
1991:
  Gas and Oil Properties . . . . . . .  $1,773,175    $114,411    $ 80,446(1)   $1,807,140
  Other. . . . . . . . . . . . . . . .       3,467         720         123           4,064
                                        ----------    --------    --------      ----------
       Total . . . . . . . . . . . . .  $1,776,642    $115,131    $ 80,569      $1,811,204
                                        ==========    ========    ========      ==========
- ---------------

(1)    Includes a $51,480 full-cost ceiling write-down charged to expense.  See Note 2 of the
       Notes to Financial Statements and the Financial Review appearing in Appendix A for additional details.


                                       B-4

                            ENSERCH EXPLORATION PARTNERS, LTD.
                        SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                       AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                              For the Years Ended December 31

                                                            Additions
                                                Balance at  Charged to            Balance
                                                Beginning   Costs and    Retire-   at End
         Classification                          of Year    Expenses     ments    of Year
         --------------                         ---------   ----------   -------  -------
                                                              (In thousands)
1993:
  Gas and Oil Properties . . . . . . . . .       $746,657    $75,917   $ 47,004   $775,570
  Other. . . . . . . . . . . . . . . . . .          2,795        783        (69)     3,647
                                                 --------    -------   --------   --------
       Total . . . . . . . . . . . . . . .       $749,452    $76,700   $ 46,935   $779,217
                                                 ========    =======   ========   ========
1992:
  Gas and Oil Properties . . . . . . . . .       $778,483    $90,712   $122,538   $746,657
  Other. . . . . . . . . . . . . . . . . .          2,068        689        (38)     2,795
                                                 --------    -------   --------   --------
       Total . . . . . . . . . . . . . . .       $780,551    $91,401   $122,500   $749,452
                                                 ========    =======   ========   ========
1991:
  Gas and Oil Properties . . . . . . . . .       $731,415    $71,599   $ 24,531   $778,483
  Other. . . . . . . . . . . . . . . . . .          1,554        584         70      2,068
                                                 --------    -------   --------   --------
       Total . . . . . . . . . . . . . . .       $732,969    $72,183   $ 24,601   $780,551
                                                 ========    =======   ========   ========


                                       B-5

                             ENSERCH EXPLORATION PARTNERS, LTD.
              SCHEDULE X - SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION
                              For the Years Ended December 31



                      Item                                    1993       1992       1991
                     ------                                  ------     ------    -------
                                                                     (In thousands)

Maintenance and Repairs. . . . . . . . . . . . . . . . .    $  4,233    $ 3,784    $ 4,070
                                                            ========    =======    =======
Taxes, Other than Payroll:
  Production and severance . . . . . . . . . . . . . . .    $  9,613    $ 9,131    $10,113
  Ad valorem . . . . . . . . . . . . . . . . . . . . . .       4,874      5,157      5,137
  Miscellaneous. . . . . . . . . . . . . . . . . . . . .         (94)      (284)        16
                                                            --------    -------    -------
       Total . . . . . . . . . . . . . . . . . . . . . .    $ 14,393    $14,004    $15,266
                                                            ========    =======    =======




                                       B-6