Form 10-Q
period 1994-03-31
ENSERCH EXPLORATION PARTNERS LTD
filed 1994-05-13
CIK 764625

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURTIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1994                    Commission File No. 1-8876



                      ENSERCH EXPLORATION PARTNERS, LTD.



Incorporated - State of Texas           I.R.S. Identification No. 75-2017566

                    1817 Wood Street, Dallas, Texas  75201

       Registrant's telephone number, including Area Code:  214-748-1110







      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   X        No
                                   _____         _____







      Number of Depositary Units evidenced by Depositary Receipts of the Registrant outstanding as of May 11, 1994: 805,914

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      ENSERCH EXPLORATION PARTNERS, LTD.
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                          Three Months Ended
                                                               March 31
                                                         ---------------------
                                                          1994          1993
                                                         ---------------------
                                                         (In thousands except
                                                           per unit amounts)
Revenues:
 Natural gas                                           $ 42,098      $ 28,982
 Oil and condensate. . . . . . . . . . . . . . . . .      7,055         9,132
 Natural gas liquids . . . . . . . . . . . . . . . .        405         1,097
 Other . . . . . . . . . . . . . . . . . . . . . . .        151           544
                                                       --------      --------
    Total. . . . . . . . . . . . . . . . . . . . . .     49,709        39,755
                                                       --------      --------
Costs and Expenses:
 Operating expenses. . . . . . . . . . . . . . . . .     10,103         8,824
 Revenue related taxes . . . . . . . . . . . . . . .      2,281         2,069
 Depreciation and amortization . . . . . . . . . . .     20,438        16,877
 General, administrative and other . . . . . . . . .      5,765         6,867
                                                       --------      --------
    Total. . . . . . . . . . . . . . . . . . . . . .     38,587        34,637
                                                       --------      --------

Operating Income . . . . . . . . . . . . . . . . . .     11,122         5,118
Other Income - Net . . . . . . . . . . . . . . . . .                        2
Interest Expense . . . . . . . . . . . . . . . . . .     (6,205)       (5,760)
                                                       --------      --------
Net Income (Loss). . . . . . . . . . . . . . . . . .      4,917          (640)
Less 1% General Partners' Interest . . . . . . . . .         49            (6)
                                                       --------      --------
Income (Loss) Applicable to Limited Partners'
   Interest. . . . . . . . . . . . . . . . . . . . .   $  4,868      $   (634)
                                                       ========      ========
Net Income (Loss) Per Unit . . . . . . . . . . . . .   $   0.05      $   (.01)
                                                       ========      ========
Weighted Average Units Outstanding . . . . . . . . .    102,500       102,500
                                                       ========      ========
Distributions Declared Per Unit. . . . . . . . . . .   $             $   .075
                                                       ========      ========

See accompanying notes.

                      ENSERCH EXPLORATION PARTNERS, LTD.
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Three Months  Ended
                                                               March 31
                                                        ----------------------
                                                         1994           1993
                                                        -------       --------
                                                             (In thousands)
OPERATING ACTIVITIES
 Net income (loss) . . . . . . . . . . . . . . . . .   $  4,917      $   (640)
 Adjustments to reconcile net income (loss) to
   net cash flows from operating activities -
   Depreciation and amortization . . . . . . . . . .     20,438        16,877
 Cash effect of changes in current operating
   assets and liabilities. . . . . . . . . . . . . .      9,125         5,026
                                                       --------      --------
     Net cash flows from operating activities. . . .     34,480        21,263
                                                       --------      --------

INVESTING ACTIVITIES
 Property, plant and equipment additions . . . . . .    (26,651)      (25,100)
 Other . . . . . . . . . . . . . . . . . . . . . . .     (3,296)       (4,180)
                                                       --------      --------
     Net cash flows used for investing activities. .    (29,947)      (29,280)
                                                       --------      --------
     Net cash flows from (used for) operating
        and investing activities . . . . . . . . . .      4,533        (8,017)
                                                       --------      --------

FINANCING ACTIVITIES
 Change in temporary advances with
   affiliated companies. . . . . . . . . . . . . . .     15,717         1,681
 Proceeds from long-term note payable to
   an affiliated company . . . . . . . . . . . . . .      8,000         8,000
 Advances under leasing arrangements . . . . . . . .    (20,496)        5,876
 Cash distributions paid . . . . . . . . . . . . . .     (7,765)       (7,765)
                                                       --------      --------
     Net cash flows (used for) from financing
        activities . . . . . . . . . . . . . . . . .     (4,544)        7,792
                                                       --------      --------
Net Decrease in Cash . . . . . . . . . . . . . . . .        (11)         (225)
Cash at Beginning of Period. . . . . . . . . . . . .        309           937
                                                       --------      --------
Cash at End of Period. . . . . . . . . . . . . . . .   $    298      $    712
                                                       ========      ========

See accompanying notes.

                      ENSERCH EXPLORATION PARTNERS, LTD.
                           CONDENSED BALANCE SHEETS
                          (March 31, 1994 Unaudited)
                                                       March 31    December 31
                                                         1994          1993
                                                      ---------    -----------
                                                           (In thousands)
ASSETS
Current Assets:
 Cash. . . . . . . . . . . . . . . . . . . . . . . . $      298    $      309
 Accounts receivable - trade . . . . . . . . . . . .     15,635        17,120
 Accounts receivable - affiliated companies. . . . .     13,997        13,952
 Materials and supplies, at average cost . . . . . .      2,002         1,749
 Other . . . . . . . . . . . . . . . . . . . . . . .      1,641           272
                                                     ----------    ----------
    Total current assets . . . . . . . . . . . . . .     33,573        33,402
                                                     ----------    ----------
Property, Plant and Equipment (at cost):
 Gas and oil properties (full-cost method) . . . . .  1,826,597     1,803,581
 Other . . . . . . . . . . . . . . . . . . . . . . .      5,972         5,947
                                                     ----------    ----------
    Total. . . . . . . . . . . . . . . . . . . . . .  1,832,569     1,809,528
 Less accumulated depreciation and amortization. . .    796,418       779,217
                                                     ----------    ----------
    Net property, plant and equipment. . . . . . . .  1,036,151     1,030,311
                                                     ----------    ----------
Other Assets . . . . . . . . . . . . . . . . . . . .     13,263        22,590
                                                     ----------    ----------
    Total. . . . . . . . . . . . . . . . . . . . . . $1,082,987    $1,086,303
                                                     ==========    ==========

LIABILITIES
Current Liabilities:
 Accounts payable - trade. . . . . . . . . . . . . . $   49,129    $   67,693
 Accounts payable - affiliated companies . . . . . .     20,682         3,531
 Temporary advances - affiliated companies . . . . .     42,933        27,216
 Advances under leasing arrangements . . . . . . . .     10,432        30,928
 Distributions payable to unitholders. . . . . . . .                    7,765
 Other . . . . . . . . . . . . . . . . . . . . . . .      2,958         2,690
                                                     ----------    ----------
    Total current liabilities. . . . . . . . . . . .    126,134       139,823
                                                     ----------    ----------
Long-term Debt - Affiliated Company. . . . . . . . .    306,000       298,000
Deferred Royalties . . . . . . . . . . . . . . . . .     27,712        28,554
Other Liabilities. . . . . . . . . . . . . . . . . .      7,987         9,689
Partners' Capital. . . . . . . . . . . . . . . . . .    615,154       610,237
                                                     ----------    ----------
    Total. . . . . . . . . . . . . . . . . . . . . . $1,082,987    $1,086,303
                                                     ==========    ==========

See accompanying notes.

                     ENSERCH EXPLORATION PARTNERS, LTD.
                   Notes to Condensed Financial Statements



1. Enserch Exploration Partners, Ltd. issued a 5-year promissory note for $8 million payable to an affiliate of ENSERCH Corporation on January 3, 1994. Proceeds from the note were used to fund the January 3, 1994 cash distribution.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods included herein have been made.

INDEPENDENT ACCOUNTANTS' REPORT



Enserch Exploration Partners, Ltd.:


   We have reviewed the accompanying condensed balance sheet of Enserch Exploration Partners, Ltd., as of March 31, 1994, and the related condensed statements of income and of cash flows for the three months ended March 31, 1994 and 1993. These financial statements are the responsibility of the Partnership's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Enserch Exploration Partners, Ltd., as of December 31, 1993, and the related statements of income, cash flows and changes in partners' capital for the year then ended (not presented herein); and in our report dated February 7, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1993, is fairly stated in all material respects, in relation to the balance sheet from which it has been derived.






DELOITTE & TOUCHE

Dallas, Texas
April 25, 1994

Item 2.             Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

      EP had first-quarter 1994 net income of $4.9 million, compared with a net loss of $.6 million for the first quarter of 1993, reflecting significantly
improved prices and sales volumes for natural gas but lower oil prices.   First-
quarter 1994 revenues of $50 million were 25% higher than the year-ago period. Operating income for the first three months of 1994 of $11 million was more than double the year-earlier period.

      Natural-gas revenues of $42 million were 45% higher than the first quarter of 1993. The average natural-gas sales price of $2.32 per thousand cubic feet
(Mcf) rose 19% from $1.95 per Mcf a year ago. Natural-gas sales volumes were 18 billion cubic feet, a 22% increase from the year-earlier quarter, primarily due to production from Mississippi Canyon Block 441, which went on stream after the first quarter of 1993. Improved production from several East Texas gas fields, the result of production optimization and successful in-fill drilling and completion work in late 1993 and early 1994, also contributed to the higher sales volumes.

      Oil revenues of $7.1 million were 23% below the first quarter of 1993, with the average price per barrel declining 20% to $14.85 from $18.56. Oil sales volumes of 475 thousand barrels were slightly lower than the year-earlier period.

      Costs and expenses for the first quarter of 1994 of $39 million were $4 million higher than the year-earlier period, principally due to higher amortization expense as a result of both increased production and a higher-per-unit of amortization of capitalized costs and production expenses for Mississippi Canyon Block 441. The overall rate of amortization increased to $.92 per million British thermal units (MMBtu) produced from $.89 in 1993, principally due to costs of additional offshore projects and increased develop-ment costs associated with older East Texas fields. Average production cost per MMBtu decreased to $.52 in 1994 from $.59 in 1993, as fixed costs per unit of production declined due to a higher level of gas production. Interest expense for the first quarter of 1994 was $6.2 million, compared with $5.8 million for the same period a year ago.

      At March 31, 1994, the value of EP's gas and oil properties, as determined by the method prescribed by the Securities and Exchange Commission, exceeded the net capitalized cost of such properties by approximately $110 million. Product prices are subject to seasonal and other fluctuations.


CAPITAL RESOURCES AND LIQUIDITY

      Net cash flows from operating activities for the first quarter of 1994 were $34 million, a $13 million improvement from the year-earlier period. Investing activities required net cash flows of $30 million, virtually the same as the first quarter of 1993. Net cash flows from operating and investing activities for the first quarter of 1994 were $4.5 million, a $13 million improvement from the 1993 period.

      Planned property, plant and equipment additions for 1994 total
$114 million. In addition, construction of the offshore platform and related facilities associated with EP's interest in the Garden Banks Block 388 development project in the Gulf of Mexico is being financed through an operating lease arrangement.

      On January 3, 1994, EP paid a quarterly distribution of $.075 per unit. In February 1994, EP announced that the quarterly distributions to unitholders had been indefinitely suspended.


DRILLING PROGRAM

      The Garden Banks Block 388 project remains on schedule, with initial production anticipated by mid-1995. The final major contract for the conversion of the semisubmersible drilling rig to a floating drilling/production facility was awarded in January. Installation of the offshore facilities, consisting of the subsea template, gathering and sales pipelines and shallow-water facilities, will begin in the second quarter.

      During the first quarter, a confirmation well on Green Canyon Block 254 was spudded, which is an offset to a discovery well drilled in late 1991 that encountered 11 sands with a combined thickness of more than 360 feet of oil pay. The well will test the downdip extent of the pay sands. EP holds a 25% working interest in this block and a similar working interest in three adjacent blocks.

      EP continued developing gas reserves in East Texas. In the Freestone field, three new wells yielded initial deliveries of slightly over 2.0 million cubic feet (MMcf) of gas per day each. A fourth well is being drilled.

      In north central Texas, four wells have been completed this year in the Boonsville field, with daily production ranging from 0.4 MMcf to 1.0 MMcf of gas. Additional wells in the field are in various stages of drilling or com-pletion. A well completed in the Fashing field in South Texas flowed at a daily rate of 2.7 MMcf of gas.

                       ENSERCH EXPLORATION PARTNERS, LTD.
                     SUMMARY OF OPERATING DATA (UNAUDITED)


                                                          Three Months Ended
                                                                March 31
                                                         ---------------------
                                                           1994          1993
                                                         -------       -------
Operating Income (in millions)                          $  11.1       $   5.1
                                                        =======       =======
Revenues (in millions)
 Natural gas . . . . . . . . . . . . . . . . . . . .    $  42.1       $  29.0
 Oil and condensate  . . . . . . . . . . . . . . . .        7.1           9.1
 Natural gas liquids . . . . . . . . . . . . . . . .         .4           1.1
 Other revenues - net. . . . . . . . . . . . . . . .         .1            .6
                                                        -------       -------
    Total. . . . . . . . . . . . . . . . . . . . . .    $  49.7       $  39.8
                                                        =======       =======
Sales Volumes
 Natural gas (MMcf)  . . . . . . . . . . . . . . . .     18,183        14,899
 Oil and condensate (MBbl) . . . . . . . . . . . . .        475           492
 Natural gas liquids (MBbl). . . . . . . . . . . . .         41            82

Average Sales Price
 Natural gas (per Mcf) . . . . . . . . . . . . . . .    $  2.32       $  1.95
 Oil and condensate (per Bbl). . . . . . . . . . . .      14.85         18.56
 Natural gas liquids (per Bbl) . . . . . . . . . . .       9.88         13.38

Net Wells
 Drilled . . . . . . . . . . . . . . . . . . . . . .         16            16
 Productive. . . . . . . . . . . . . . . . . . . . .          8            14

Data in Equivalent Energy Content (MMBtu)(1)
 Average sales price . . . . . . . . . . . . . . . .    $  2.26       $  2.09
 Average production costs (2). . . . . . . . . . . .        .52           .59
 Amortization costs  . . . . . . . . . . . . . . . .        .92           .89

(1) For purposes of providing a common unit of measure, natural gas, oil and natural gas liquids are converted to an approximate equivalent unit on the basis of relative energy content: one Mcf of natural gas equals 1.05 million British thermal units (MMBtu), one barrel of oil equals 5.6 MMBtu and one barrel of natural gas liquids equals 4.2 MMBtu.

(2) Average production costs declined due to the impact of a higher level of gas production on fixed costs.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:  None

        (b) No reports were filed on Form 8-K.




                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ENSERCH EXPLORATION PARTNERS, LTD.
                                                    (Registrant)
                                            By Enserch Exploration, Inc.
                                              Managing General Partner





Dated May 13, 1994            By            /s/Gary J. Junco
                                ----------------------------------------
                                              Gary J. Junco
                                   President and Chief Operating Officer




Dated May 13, 1994            By             /s/J. W. Pinkerton
                                ----------------------------------------
                                               J. W. Pinkerton
                                       Vice President and Controller