Form 10-Q
period 1994-06-30
ENSERCH EXPLORATION PARTNERS LTD
filed 1994-08-15
CIK 764625

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURTIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1994        Commission File No. 1-8876



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



      Number of Depositary Units evidenced by Depositary Receipts of the Registrant outstanding as of August 10, 1994: 805,914.

                           PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                         ENSERCH EXPLORATION PARTNERS, LTD.
                     CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                          Three Months Ended   Six Months Ended
                                               June 30             June 30
                                          --------------------------------------
                                            1994        1993    1994      1993
                                          --------    -------  ------   --------
                                          (In thousands except per unit amounts)
Revenues
 Natural gas. . . . . . . . . . . . . . .  $35,533    $36,413  $77,631   $65,395
 Oil and condensate . . . . . . . . . . .    7,525      9,100   14,580    18,232
 Natural gas liquids. . . . . . . . . . .      315      1,383      720     2,480
 Other. . . . . . . . . . . . . . . . . .       54        813      205     1,357
                                           -------    -------  -------   -------
   Total. . . . . . . . . . . . . . . . .   43,427     47,709   93,136    87,464
                                           -------    -------  -------   -------
Costs and Expenses
 Operating expenses . . . . . . . . . . .    8,684      9,748   18,787    18,572
 Revenue related taxes. . . . . . . . . .    1,365      2,586    3,646     4,655
 Depreciation and amortization. . . . . .   19,611     19,714   40,049    36,591
 General, administrative and other. . . .    5,075      6,501   10,840    13,368
                                           -------    -------  -------   -------
   Total. . . . . . . . . . . . . . . . .   34,735     38,549   73,322    73,186
                                           -------    -------  -------   -------
Operating Income. . . . . . . . . . . . .    8,692      9,160   19,814    14,278
Other Income - Net. . . . . . . . . . . .       17          2       17         4
Interest Expense. . . . . . . . . . . . .   (3,524)    (6,419)  (9,729)  (12,179)
                                           -------    -------  -------   -------
Net Income. . . . . . . . . . . . . . . .    5,185      2,743   10,102     2,103
Less 1% General Partners' Interest. . . .       52         27      101        21
                                           -------    -------  -------   -------
Income Applicable to
  Limited Partners'Interest . . . . . . .  $ 5,133    $ 2,716  $10,001   $ 2,082
                                           =======    =======  =======   =======
Net Income Per Unit . . . . . . . . . . .  $   .05    $   .03  $   .10   $   .02
                                           =======    =======  =======   =======
Weighted Average Units Outstanding. . . .  102,500    102,500  102,500   102,500
                                           =======    =======  =======   =======
Distributions Declared Per Unit . . . . .  $          $  .075  $         $   .15
                                           =======    =======  =======   =======

See accompanying Notes.

                             ENSERCH EXPLORATION PARTNERS, LTD.
                      CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Six Months Ended
                                                                   June 30
                                                             -----------------
                                                              1994       1993
                                                             ------     -------
                                                                (In thousands)
OPERATING ACTIVITIES
 Net income. . . . . . . . . . . . . . . . . . . . .       $ 10,102   $ 2,103
 Adjustments to reconcile net income
   to net cash flows from operating activities -
   Depreciation and amortization . . . . . . . . . .         40,049    36,591
 Cash effect of changes in current operating
   assets and liabilities. . . . . . . . . . . . . .            938    (3,970)
                                                           --------   -------
    Net cash flows from operating
       activities. . . . . . . . . . . . . . . . . .         51,089    34,724
                                                           --------   -------
INVESTING ACTIVITIES
 Property, plant and equipment additions . . . . . .        (57,407)  (53,065)
 Other . . . . . . . . . . . . . . . . . . . . . . .        (13,131)   (8,890)
                                                           --------   -------
    Net cash flows used for investing
       activities. . . . . . . . . . . . . . . . . .        (70,538)  (61,955)
                                                           --------   -------
    Net cash flows used for operating and
         investing activities. . . . . . . . . . . .        (19,449)  (27,231)
                                                           --------   -------
FINANCING ACTIVITIES
 Change in temporary advances with affiliated
   companies . . . . . . . . . . . . . . . . . . . .         45,341    15,379
 Proceeds from long-term notes payable to
    an affiliated company. . . . . . . . . . . . . .          8,000    16,000
 Advances under leasing arrangements . . . . . . . .        (25,950)   10,881
 Cash distributions paid . . . . . . . . . . . . . .         (7,765)  (15,530)
                                                           --------   -------
    Net cash flows from financing
        activities . . . . . . . . . . . . . . . . .         19,626    26,730
                                                           --------   -------
Net Increase (Decrease) in Cash. . . . . . . . . . .            177      (501)
Cash at Beginning of Period. . . . . . . . . . . . .            309       937
                                                           --------   -------
Cash at End of Period. . . . . . . . . . . . . . . .       $    486   $   436
                                                           ========   =======

See accompanying Notes.

                      ENSERCH EXPLORATION PARTNERS, LTD.
                           CONDENSED BALANCE SHEETS
                           (June 30, 1994 Unaudited)

                                                        June 30    December 31
                                                         1994          1993
                                                       ------------------------
                                                           (In thousands)
ASSETS
Current Assets
 Cash. . . . . . . . . . . . . . . . . . . . . . .    $      486   $      309
 Accounts receivable-trade . . . . . . . . . . . .        15,092       17,120
 Accounts receivable-affiliated companies. . . . .        10,758       13,952
 Materials and supplies, at average cost . . . . .         1,952        1,749
 Other . . . . . . . . . . . . . . . . . . . . . .         1,158          272
                                                      ----------   ----------
    Total current assets . . . . . . . . . . . . .        29,446       33,402
                                                      ----------   ----------
Property, Plant and Equipment (at cost)
 Gas and oil properties (full-cost method) . . . .     1,883,137    1,803,581
 Other . . . . . . . . . . . . . . . . . . . . . .         6,104        5,947
                                                      ----------   ----------
    Total. . . . . . . . . . . . . . . . . . . . .     1,889,241    1,809,528
 Less accumulated depreciation and amortization. .       810,500      779,217
                                                      ----------   ----------
    Net property, plant and equipment. . . . . . .     1,078,741    1,030,311
                                                      ----------   ----------
Other Assets . . . . . . . . . . . . . . . . . . .        18,063       22,590
                                                      ----------   ----------
    Total. . . . . . . . . . . . . . . . . . . . .    $1,126,250   $1,086,303
                                                      ==========   ==========

LIABILITIES
Current Liabilities
 Accounts payable-trade. . . . . . . . . . . . . .    $   54,047   $   67,693
 Accounts payable-affiliated companies . . . . . .         2,744        3,531
 Temporary advances-affiliated companies . . . . .        72,557       27,216
 Payables under leasing arrangements . . . . . . .        38,133       30,928
 Distributions payable to unitholders. . . . . . .                      7,765
 Other . . . . . . . . . . . . . . . . . . . . . .         4,691        2,690
                                                      ----------   ----------
    Total current liabilities. . . . . . . . . . .       172,172      139,823
                                                      ----------   ----------
Long-term Debt-Affiliated Company. . . . . . . . .       306,000      298,000
Deferred Royalties . . . . . . . . . . . . . . . .        26,033       28,554
Other Liabilities. . . . . . . . . . . . . . . . .         1,706        9,689
Partners' Capital. . . . . . . . . . . . . . . . .       620,339      610,237
                                                      ----------   ----------
    Total. . . . . . . . . . . . . . . . . . . . .    $1,126,250   $1,086,303
                                                      ==========   ==========
See accompanying Notes.

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

INDEPENDENT ACCOUNTANTS' REPORT



Enserch Exploration Partners, Ltd.:


     We have reviewed the accompanying condensed balance sheet of Enserch Exploration Partners, Ltd., as of June 30, 1994, and the related condensed statements of income for the three months and six months ended June 30, 1994 and 1993, and condensed statements of cash flows for the six months ended June 30, 1994 and 1993. These financial statements are the responsibility of the Partnership's management.

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

Dallas, Texas
July 29, 1994

Item 2.            Management's Discussion and Analysis of
                Financial Condition and Results of Operations



RESULTS OF OPERATIONS

     QUARTERS ENDED JUNE 30, 1994 AND 1993

     EP had second-quarter 1994 net income of $5.2 million, nearly double the net income of $2.7 million for the same period a year earlier, reflecting lower operating expenses and reduced interest expense. Operating income for the second quarter of 1994 was $8.7 million, compared with $9.2 million for the like period a year ago. Second-quarter revenues of $43 million were 9% lower than the year-ago period.

     Natural-gas revenues of $36 million were 2% lower than the second quarter of 1993. Natural-gas sales volumes were 16.9 billion cubic feet (Bcf), compared with 17.6 Bcf for the year-earlier quarter, with the average sales price of $2.11 per thousand cubic feet (Mcf) up 2% from $2.07 per Mcf a year
ago.   Oil revenues of $7.5 million were 17% below the second quarter of 1993.
Oil sales volumes of 487 thousand barrels were slightly lower than the year-earlier period, and the average price per barrel of oil declined to $15.45 from $18.31, a 16% decrease.

     Costs and expenses for the second quarter of 1994 of $35 million were 10% lower than the year-earlier period. The decrease in expenses reflects a $2.0 million net credit associated with litigation settlements. Depreciation and amortization expense for the second quarter decreased slightly from the 1993 period, with lower levels of production more than offsetting the effects of higher-per-unit amortization of capitalized costs. Average production cost per million British thermal units (MMBtu) for the quarter decreased to $.48 in 1994 from $.52 in 1993 due to lower operating expenses. The overall rate of amortization for the second quarter of 1994 was $.94 per MMBtu produced, up from $.90 for the year-earlier period.

     Interest expense for the second quarter of 1994 of $3.5 million was $2.9 million less than the same period a year ago, principally due to the refinancing in the second quarter of 1994 of $306 million of outstanding notes due to an affiliated company at a lower interest rate.


     SIX MONTHS ENDED JUNE 30, 1994 AND 1993

     For the first six months of 1994, EP's net income was $10 million, compared with $2.1 million for the same period a year ago, reflecting significantly improved prices and sales volumes for natural gas and lower interest expense. Six-month operating income was $20 million versus
$14 million for the first six months of 1993. Year-to-date revenues were up 6% from the year ago period. Natural-gas revenues rose 19%, with a 10% improvement in the average sales price and an 8% increase in sales volumes. Oil revenues were down 20% principally due to lower prices. Costs and expenses for the first six months were virtually the same as the year-earlier period, with higher depreciation and amortization expense virtually offset by decreases in other expense categories. The increase in depreciation and amortization expense was due to both a higher level of production and a higher-per-unit amortization rate.

     At June 30, 1994, the discounted value of EP's gas and oil reserves, as determined by the method prescribed by the Securities and Exchange Commission, exceeded the net capitalized cost of gas and oil properties by approximately $50 million, based on average prices and contracts in effect in June 1994. Product prices are subject to seasonal and other fluctuations.


CAPITAL RESOURCES AND LIQUIDITY

     Net cash flows from operating activities for the first six months of 1994 were $51 million, up 47% from $35 million a year earlier. Investing activities required net cash flows of $71 million, compared with $62 million for the first six months last year, with property additions up $4 million from the prior year. For the first six months of 1994, net cash of $19 million was required for investing activities after cash provided by operations. In addition, there was an $8 million requirement for distributions to unitholders and disbursements for the Garden Banks facilities under construction exceeded advances under leasing arrangements by $26 million. These requirements were provided by an increase in borrowings from affiliated companies.

     Planned property, plant and equipment additions for 1994 total
$114 million. In addition, construction of the offshore platform and related facilities associated with EP's interest in the Garden Banks Block 388 development project in the Gulf of Mexico is being financed through an operating lease arrangement. The lease on the Mississippi Canyon Block 441 platform and related production facilities was renewed in the second quarter of 1994 under terms that resulted in capital lease accounting treatment.

     On January 3, 1994, EP paid a quarterly distribution of $.075 per unit. In February 1994, EP announced that the quarterly distributions to unitholders had been indefinitely suspended.

     ENSERCH recently announced that its subsidiary serving as the managing general partner of Enserch Exploration Partners, Ltd. intends to convert the partnership to a publicly traded corporation. ENSERCH owns 99.2% of the outstanding units of the partnership, which conducts almost all of the natural gas and oil exploration and production activities of ENSERCH. ENSERCH intends to increase the level of minority ownership in the new corporation enabling the public market to value directly and more effectively the gas and oil assets currently owned by the partnership. ENSERCH believes the corporate structure will provide a greater opportunity for asset growth through acquisition of proved gas and oil reserves and development of new properties, because the conversion will facilitate additional shares being placed in the public market, either through acquisitions or public offerings. Additional details about the restructuring will be announced at the time the appropriate documents are filed with the Securities and Exchange Commission.


DRILLING PROGRAM

     The Garden Banks Block 388 project in the Gulf of Mexico remains on schedule, with initial production anticipated in mid-1995. Completion of three predrilled wells (two oil and one gas condensate) will commence as soon as the floating facility is on location. These operations should be completed by the end of 1995, followed by the drilling of new development wells.
Initial daily oil production rates from each predrilled oil well should be between 2,500 and 5,000 barrels of oil. Total peak daily production is expected to be 40 thousand barrels of oil and 60 million cubic feet of gas.
In July, the tow out and placement of the subsea drilling and production template was completed. Also in July, EP completed an agreement with Mobil Corporation under which Mobil has conducted an additional three-dimensional seismic survey over the unit and is participating in an exploratory well currently drilling on Garden Banks Block 387, which was spudded in August. Mobil has an option to acquire, for additional consideration, a 40% interest in the Garden Banks unit and in the production system. EP, which currently owns 100% of the project, will remain the project operator.

     Also in the Gulf, a successful delineation well on Green Canyon Block 254 offshore Louisiana was drilled, which encountered more than 400 feet of net oil and gas pay below 12,000 feet. The delineation well is an appraisal well to a discovery drilled in 1991 that encountered multiple sands with a combined thickness of more than 300 feet of net oil pay. EP has a 25% working interest in prior work in the project and assumed a 100% working interest and operation of the sidetrack well.

                      ENSERCH EXPLORATION PARTNERS, LTD.
                    SUMMARY OF OPERATING DATA (UNAUDITED)


                                             Three Months Ended   Six Months Ended
                                                    June 30            June 30
                                             ------------------  -----------------
                                                1994     1993      1994      1993
                                              -------  --------  --------  -------

Operating Income (in millions)  . . . . . .  $   8.7   $   9.2   $  19.8    $  14.3
                                             =======   =======   =======    =======
Revenues (in millions)
 Natural gas  . . . . . . . . . . . . . . .  $  35.5   $  36.4   $  77.6    $  65.4
 Oil and condensate . . . . . . . . . . . .      7.5       9.1      14.6       18.2
 Natural gas liquids. . . . . . . . . . . .       .3       1.4        .7        2.5
 Other  . . . . . . . . . . . . . . . . . .       .1        .8        .2        1.4
                                             -------   -------   -------    -------
   Total. . . . . . . . . . . . . . . . . .  $  43.4   $  47.7   $  93.1    $  87.5
                                             =======   =======   =======    =======

Sales Volumes
 Natural gas (MMcf) . . . . . . . . . . . .   16,866    17,618    35,049     32,517
 Oil and condensate (MBbl). . . . . . . . .      487       497       962        989
 Natural gas liquids (MBbl) . . . . . . . .       30       108        71        190

Average Sales Price
 Natural gas (per Mcf). . . . . . . . . . .  $  2.11   $  2.07   $  2.21    $  2.01
 Oil and condensate (per Bbl) . . . . . . .    15.45     18.31     15.16      18.43
 Natural gas liquids (per Bbl). . . . . . .    10.50     12.81     10.14      13.05

Net Wells
 Drilled. . . . . . . . . . . . . . . . . .       19        26        35         42
 Productive . . . . . . . . . . . . . . . .       13        22        21         36

Data in Equivalent Energy Content (MMBtu)(1)
 Average sales price. . . . . . . . . . . .  $  2.11   $  2.16   $  2.19    $  2.13
 Average production costs . . . . . . . . .      .48       .52       .50        .55
 Amortization costs . . . . . . . . . . . .      .94       .90       .93        .89

(1) For purposes of providing a common unit of measure, natural gas, oil and natural gas liquids are converted to an approximate equivalent unit on the basis of relative energy content: one Mcf of natural gas equals 1.05 million British thermal units ("MMBtu"), one barrel of oil equals 5.6 MMBtu and one barrel of natural gas liquids equals 4.2 MMBtu.

                             PART II.  OTHER INFORMATION


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

                                            ENSERCH EXPLORATION PARTNERS, LTD.
                                                       (Registrant)
                                               By Enserch Exploration, Inc.
                                                 Managing General Partner



Dated August 11, 1994            By          /s/Gary J. Junco
                                   ----------------------------------------
                                                Gary J. Junco
                                      President and Chief Operating Officer



Dated August 11, 1994            By         /s/J. W. Pinkerton
                                   ----------------------------------------
                                               J. W. Pinkerton
                                        Vice President and Controller