Form 10-Q
period 1994-09-30
ENSERCH EXPLORATION PARTNERS LTD
filed 1994-11-14
CIK 764625

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURTIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1994        Commission File No. 1-8876



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



      Number of Depositary Units evidenced by Depositary Receipts of the Registrant outstanding as of November 14, 1994: 805,914.

                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ENSERCH EXPLORATION PARTNERS, LTD.
                   CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          Three Months Ended  Nine Months Ended
                                              September 30       September 30
                                         ------------------- ------------------
                                             1994       1993     1994      1993
                                         --------   -------- --------  --------
                                         (In thousands except per unit amounts)
Revenues:
   Natural gas. . . . . . . . . . . . .   $ 33,100  $ 38,796  $110,731  $104,191
   Oil and condensate . . . . . . . . .      6,836     7,846    21,416    26,078
   Natural gas liquids. . . . . . . . .        417       950     1,137     3,430
   Other. . . . . . . . . . . . . . . .         51        46       256     1,403
                                          --------  --------  --------  --------
    Total . . . . . . . . . . . . . . .     40,404    47,638   133,540   135,102
                                          --------  --------  --------  --------
Costs and Expenses:
   Operating expenses . . . . . . . . .      9,519     8,965    28,306    27,537
   Revenue related taxes. . . . . . . .      1,848     2,606     5,494     7,261
   Depreciation and amortization. . . .     18,704    21,065    58,753    57,656
   General, administrative and other. .      7,065     7,735    17,905    21,103
                                          --------   -------  --------   -------
    Total . . . . . . . . . . . . . . .     37,136    40,371   110,458   113,557
                                          --------   -------  --------   -------
Operating Income  . . . . . . . . . . .      3,268     7,267    23,082    21,545
Other Income-Net. . . . . . . . . . . .          9                  26         4
Interest Expense. . . . . . . . . . . .     (5,359)   (6,719)  (15,088)  (18,898)
                                          --------  --------  --------   -------
Net Income (Loss) . . . . . . . . . . .     (2,082)      548     8,020     2,651
Less 1% General Partners' Interest. . .        (21)        5        80        27
                                          --------  --------  --------   -------
Income (Loss) Applicable to
  Limited Partners' Interest. . . . . .   $ (2,061) $    543  $  7,940  $  2,624
                                          ========  ========  ========  ========

Net Income (Loss) Per Unit  . . . . . .   $  (0.02) $    .01  $   0.08  $    .03
                                          ========  ========  ========  ========

Weighted Average Units Outstanding. . .    102,500   102,500   102,500   102,500
                                          ========  ========  ========  ========

Distributions Declared Per Unit . . . .   $         $   .075  $         $   .225
                                          ========  ========  ========  ========

See accompanying notes.

                         ENSERCH EXPLORATION PARTNERS, LTD.
                   CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Nine Months Ended
                                                                     September 30
                                                                  ------------------
                                                                    1994      1993
                                                                  --------  --------
                                                                    (In thousands)
OPERATING ACTIVITIES
   Net income . . . . . . . . . . . . . . . . . . . . . . .       $  8,020  $ 2,651
   Adjustment to reconcile net income to net cash
     flows from operating activities-
     Depreciation and amortization. . . . . . . . . . . . .         58,753   57,656
   Cash effect of changes in current operating
     assets and liabilities . . . . . . . . . . . . . . . .         20,579   13,249
                                                                  --------  -------
       Net cash flows from operating activities . . . . . .         87,352   73,556
                                                                  --------  -------

INVESTING ACTIVITIES
   Property, plant and equipment additions. . . . . . . . .        (90,820) (82,321)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . .         (5,649) (10,768)
                                                                   -------  -------
       Net cash flows used for investing activities . . . .        (96,469) (93,089)
                                                                   -------  -------
       Net cash flows used for operating and
          investing activities. . . . . . . . . . . . . . .         (9,117) (19,533)
                                                                   -------  -------

FINANCING ACTIVITIES
   Change in temporary advances with affiliated
     companies. . . . . . . . . . . . . . . . . . . . . . .         27,526    8,937
   Proceeds from long-term notes payable to
    affiliated companies. . . . . . . . . . . . . . . . . .         11,000   24,000
   Advances under leasing arrangements. . . . . . . . . . .        (19,276)   9,336
   Cash distributions paid. . . . . . . . . . . . . . . . .         (7,765) (23,295)
                                                                   -------  -------
        Net cash flows from financing activities. . . . . .         11,485   18,978
                                                                   -------  -------
Net Increase (Decrease) in Cash . . . . . . . . . . . . . .          2,368     (555)

Cash at Beginning of Period . . . . . . . . . . . . . . . .            309      937
                                                                  --------  -------
Cash at End of Period . . . . . . . . . . . . . . . . . . .       $  2,677  $   382
                                                                  ========  =======

See accompanying notes.

                           ENSERCH EXPLORATION PARTNERS, LTD.
                                CONDENSED BALANCE SHEETS
                             (September 30, 1994 Unaudited)

                                                             September 30   December 31
                                                                  1994          1993
                                                              ------------  -----------
                                                                     (In thousands)
ASSETS
Current Assets
 Cash.. . . . . . . . . . . . . . . . . . . . . . . . . .       $    2,677   $      309
 Accounts receivable-trade. . . . . . . . . . . . . . . .           15,741       17,120
 Accounts receivable-affiliated companies . . . . . . . .            9,422       13,952
 Materials and supplies, at average cost. . . . . . . . .            1,842        1,749
 Other. . . . . . . . . . . . . . . . . . . . . . . . . .              745          272
                                                                ----------   ----------
     Total current assets . . . . . . . . . . . . . . . .           30,427       33,402
                                                                ----------   ----------
Property, Plant and Equipment (at cost)
 Gas and oil properties (full-cost method). . . . . . . .        1,907,726    1,803,581
 Other. . . . . . . . . . . . . . . . . . . . . . . . . .            6,270        5,947
                                                                ----------   ----------
     Total. . . . . . . . . . . . . . . . . . . . . . . .        1,913,996    1,809,528
 Less accumulated depreciation and amortization . . . . .          822,229      779,217
                                                                ----------   ----------
     Net property, plant and equipment. . . . . . . . . .        1,091,767    1,030,311
                                                                ----------   ----------
Other Assets. . . . . . . . . . . . . . . . . . . . . . .           22,182       22,590
                                                                ----------   ----------
     Total. . . . . . . . . . . . . . . . . . . . . . . .       $1,144,376   $1,086,303
                                                                ==========   ==========
LIABILITIES
Current Liabilities
 Accounts payable-trade . . . . . . . . . . . . . . . . .       $   57,897   $   67,693
 Accounts payable-affiliated companies. . . . . . . . . .           26,524        3,531
 Temporary advances-affiliated companies  . . . . . . . .           54,742       27,216
 Payables under leasing arrangements. . . . . . . . . . .           44,302       30,928
 Distributions payable to unitholders . . . . . . . . . .                         7,765
 Other. . . . . . . . . . . . . . . . . . . . . . . . . .            5,996        2,690
                                                                 ---------   ----------
     Total current liabilities. . . . . . . . . . . . . .          189,461      139,823
                                                                 ---------   ----------
Long-term Debt-Affiliated Companies . . . . . . . . . . .          309,000      298,000
Deferred Royalties. . . . . . . . . . . . . . . . . . . .           26,188       28,554
Other Liabilities . . . . . . . . . . . . . . . . . . . .            1,470        9,689
Partners' Capital . . . . . . . . . . . . . . . . . . . .          618,257      610,237
                                                                ----------   ----------
     Total. . . . . . . . . . . . . . . . . . . . . . . .       $1,144,376   $1,086,303
                                                                ==========   ==========

See accompanying notes.

                    ENSERCH EXPLORATION PARTNERS, LTD.
                  Notes to Condensed Financial Statements



1. Enserch Exploration Partners, Ltd. (EP) issued 5-year promissory notes for $8 million and $3 million on January 3 and August 17, 1994, respectively payable to affiliates of ENSERCH Corporation (ENSERCH).


2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods included herein have been made.

INDEPENDENT ACCOUNTANTS' REPORT



Enserch Exploration Partners, Ltd.:


  We have reviewed the accompanying condensed balance sheet of Enserch Exploration Partners, Ltd., as of September 30, 1994, and the related condensed statements of operations for the three months and nine months ended September 30, 1994 and 1993, and condensed statements of cash flows for the nine months ended September 30, 1994 and 1993. These financial statements are the responsibility of the Partnership's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Enserch Exploration Partners, Ltd., as of December 31, 1993, and the related statements of operations, cash flows and changes in partners' capital for the year then ended (not presented herein); and in our report dated February 7, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1993, is fairly stated in all material respects, in relation to the balance sheet from which it has been derived.






DELOITTE & TOUCHE LLP

Dallas, Texas
October 25, 1994

Item 2.            Management's Discussion and Analysis of
                Financial Condition and Results of Operations


RESULTS OF OPERATIONS

  QUARTERS ENDED SEPTEMBER 30, 1994 AND 1993

  EP had a third-quarter 1994 net loss of $2.1 million, compared with net income of $.5 million for the like period a year earlier. The lower results were primarily due to lower product prices and volumes, partially offset by a reduction in total operating expenses and interest expense. Operating income for the third quarter of 1994 was $3.3 million versus $7.3 million a year ago. Third-quarter revenues of $40 million were 15% less than the year-earlier period.

    Natural-gas revenues were 15% lower than the third quarter of 1993. Natural-gas sales volumes were 16.1 billion cubic feet, a 13% decrease from the year-ago period, with the average sales price of $2.06 per thousand cubic feet down 2% from the third quarter of 1993. Oil revenues were 13% below the third quarter of 1993, with the average sales price per barrel of oil of $15.16 down 6% and sales volumes of 451 thousand barrels down 8%.

  Costs and expenses for the third quarter of 1994 were 8% less than the third quarter of 1993, principally due to a decrease in amortization expense resulting from lower levels of production. The overall rate of amortization for the third quarter of 1994 was $.94 per million British thermal unit (MMBtu) produced, up slightly from $.93 in the third quarter of 1993. Average production cost per MMBtu for the third quarter increased to $.54 in 1994 from $.51 in 1993, as the effects of fixed costs increased due to the decline in production.

  Interest expense for the third quarter of 1994 of $5.4 million was 20% lower than the same period a year ago, principally due to the refinancing earlier in 1994 of outstanding notes due an affiliated company at a lower interest rate.


  NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

  For the nine months ended September 30, 1994, EP had net income of $8.0 million versus $2.7 million for the 1993 period, reflecting a decrease in operating expenses and a 20% reduction in interest costs. Nine-month operating income of $23 million was 7% higher than the same period of 1993. Year-to-date revenues were slightly less than the year ago period. Natural-gas revenues were up 6% due to improvement in the average sales price, as sales volumes were virtually the same as the year-earlier period. Oil revenues decreased 18% due to declines in both prices and sales volumes. Costs and expenses for the first nine months were $3.1 million less than the 1993 period, with this year's results reflecting a $2.0 million credit associated with litigation settlements. The decrease in interest expense for the nine months was primarily due to the refinancing of the affiliated debt as previously noted.

  At September 30, 1994, the discounted value of EP's gas and oil reserves, as determined by the method prescribed by the Securities and Exchange Commission, exceeded the net capitalized cost of gas and oil properties by approximately $16 million, based on average prices and contracts in effect in September 1994. Product prices are subject to seasonal and other fluctuations.

  EP uses gas and oil swaps, collars and futures agreements to hedge volatile product prices for a portion (normally 30 to 70 percent) of anticipated future monthly gas and oil production. The purpose of these hedging activities is to fix the prices to be received. Under these agreements, EP receives or makes payments based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or exchanged for physical delivery contracts. Realized gains and losses on hedging activities are deferred and included in income during the month that the related physical sale occurs.

  At September 30, 1994, EP had outstanding swaps, collars and futures agreements extending through December 1995 to exchange payments on 11,250,000 MMBtus of gas and 1,650,000 barrels of oil on which EP had $.4 million of net unrealized gains based on the difference between the strike price and the NYMEX futures price for the applicable trading month. At September 30, 1994, realized gains on hedging activities of $1.3 million were deferred.


CAPITAL RESOURCES AND LIQUIDITY

  Net cash flows from operating activities for the first nine months of 1994 were $87 million, up 19% from $74 million a year earlier. Investing activities required net cash flows of $96 million, compared with $93 million for the same period of 1993, with an $8 million increase in property additions. For the nine months ended September 30, 1994, net cash of $9 million was required for investing activities after cash provided by operations. In addition, there was an $8 million requirement for distributions to unitholders, and disbursements for the Garden Banks Block 388 facilities under construction exceeded advances under leasing arrangements by $19 million. These requirements were provided by an increase in temporary advances from affiliated companies.

  Planned property, plant and equipment additions for 1994 total $114 million, excluding costs related to the construction of the offshore platform and related facilities associated with EP's interest in the Garden Banks Block 388 (100% owned) development project in the Gulf of Mexico. An operating lease arrangement is providing financing for up to $235 million for the costs associated with the Garden Banks project. The cost estimate for the project recently has been increased to some $280 million due to the addition of equipment, higher-than-expected costs for both labor and materials, design modifications and other factors. Financing options for the additional costs currently are being evaluated, including an addition to the current operating lease arrangement.

  In 1992, EP entered into an operating lease arrangement to provide financing for its portion of the offshore platforms and related facilities for the Mississippi Canyon Block 441 (37.5% owned) project. A total of $34 million was required for the project, which was completed in early 1993. The lease was renewed in the second quarter of 1994 under terms that resulted in capital lease accounting treatment.

  On January 3, 1994, EP paid a quarterly distribution of $.075 per unit. In February 1994, EP discontinued quarterly distributions to unitholders.

  ENSERCH is proceeding with its previously announced intention to reorganize EP into a corporation to be named Enserch Exploration, Inc. The goal is to accomplish this by yearend and begin 1995 with an independent exploration and production corporation. This new company, with over $1 billion in gas and oil assets and no long-term obligations other than those related to leases on two offshore facilities, is expected to provide ENSERCH's exploration and production operation improved exposure so that it is more fairly valued in the marketplace. ENSERCH plans to raise the minority interest in the new company to a meaningful level, while continuing to own a majority interest.

  Large institutions, which are often prohibited from owning partnerships in their investment portfolios, may be attracted to Enserch Exploration, Inc. common stock. After the reorganization process is completed, ENSERCH will seek to increase the level of minority ownership by exchanging shares of common stock in the new corporation with shareholders of other companies having gas and oil reserves that complement present assets, thereby increasing the size and scope of Enserch Exploration, Inc. through acquisitions.


DRILLING PROGRAM

  Under an agreement with Mobil Producing, Texas and New Mexico, Inc. (Mobil), an exploratory well was drilled on EP's Garden Banks Block 387, which is part of EP's Garden Banks unit in the deep-water area of the Gulf of Mexico. The well, drilled in 2,200 feet of water to a depth of 11,893 feet, encountered a total of 150 feet of oil pay in the 9,800- and 11,200-foot reservoirs.
Mobil has an option to acquire, for additional consideration, a 40% interest in EP's Garden Banks unit (Blocks 344, 345, 386, 387, 388 and 389) and in the unit's production system. Mobil also acquired an additional long-cable 3-D seismic survey over the unit to further assess the deeper horizons comparable to a nearby producing field. EP, which currently owns 100% of the project, will remain the operator. EP anticipates drilling the next well in the spring of 1995 to further develop this area.

  Work continued on the conversion of a semisubmersible rig to a floating production facility for the development of the Garden Banks unit, with the modification of the major structural components well under way. During the third quarter, the subsea template and two gathering lines were installed and connected to the shallow-water production facility located 54 miles away. Fabrication of the shallow-water facility deck was completed, and installation of production facilities on the deck is in progress. Initial production is anticipated in mid-1995.

  Following drilling of the Green Canyon Block 254 sidetrack confirmation well, also located in the Gulf, a lease extension action was filed with the Minerals Management Service outlining a future operations schedule. Drilling of an additional appraisal well is scheduled to begin during the first quarter of 1995.

                     ENSERCH EXPLORATION PARTNERS, LTD.
                    SUMMARY OF OPERATING DATA (UNAUDITED)


                                         Three Months Ended    Nine Months Ended
                                            September 30         September 30
                                         ------------------  -------------------
                                           1994      1993      1994       1993
                                         --------  --------  --------   --------


   Operating Income (in millions). . . . $    3.3  $    7.3  $   23.1  $    21.5
                                         ========  ========  ========   ========
   Revenues (in millions)
    Natural gas  . . . . . . . . . . . . $   33.1  $   38.8  $  110.7   $  104.2
    Oil and condensate . . . . . . . . .      6.8       7.9      21.4       26.1
    Natural gas liquids. . . . . . . . .       .4        .9       1.1        3.4
    Other. . . . . . . . . . . . . . . .       .1                  .3        1.4
                                         --------  --------  --------   --------
         Total . . . . . . . . . . . . . $   40.4  $   47.6  $  133.5   $  135.1
                                         ========  ========  ========   ========
   Sales Volumes
    Natural gas (MMcf) . . . . . . . . .   16,092    18,466    51,141     50,983
    Oil and condensate (MBbl). . . . . .      451       488     1,413      1,477
    Natural gas liquids (MBbl) . . . . .       38        86       109        276

   Average Sales Price
    Natural gas (per Mcf). . . . . . . . $   2.06  $   2.10   $  2.17   $   2.04
    Oil and condensate (per Bbl) . . . .    15.16     16.08     15.16      17.66
    Natural gas liquids (per Bbl). . . .    10.97     11.05     10.43      12.43

   Net Wells
    Drilled. . . . . . . . . . . . . . .       13        20        48         62
    Productive . . . . . . . . . . . . .        9        16        30         52

   Data in Equivalent Energy Content
    (MMBtu)(1)
    Average sales price. . . . . . . . . $   2.06   $  2.12   $  2.15   $   2.12
    Average production costs . . . . . .      .54       .51       .51        .54
    Amortization costs . . . . . . . . .      .94       .93       .93        .91

(1) For purposes of providing a common unit of measure, natural gas, oil and natural gas liquids are converted to an approximate equivalent unit on the basis of relative energy content: one Mcf of natural gas equals 1.05 million British thermal units ("MMBtu"), one barrel of oil equals 5.6 MMBtu and one barrel of natural gas liquids equals 4.2 MMBtu.

                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   On December 26, 1989, a lawsuit was filed against Enserch Exploration, Inc.
(EEI) and EP Operating Limited Partnership(EPO) in the 130th Judicial District Court of Matagorda County, Texas. The Plaintiff claims that the defendants breached an alledged contract to sell a working interest and net revenue interest in two leases located in Matagorda County. Trial of the case resulted in a jury verdict in favor of the plaintiff. Judgment was entered by the trial court on October 8, 1992, ordering EEI and EPO to convey the leases to the plaintiff and to pay damages of $3.1 million, which includes principal, prejudgment interest, attorneys' fees and costs. In an opinion issued
June 23, 1994, the Corpus Christi Court of Appeals reversed the decision of the trial court. The plaintiff has filed an application for writ of error with the Texas Supreme Court.

  On October 25, 1991, a lawsuit was filed against EEI, EPO and ENSERCH in the 111th District Court of Webb County Texas. The plaintiffs and intervenors claimed that the defendants' failure to reassign part of a gas and oil lease covering approximately 33,000 net mineral acres in breach of defendants' contractual reassignment obligations entitled them to recover the fair market value of the lost leasehold estate and lost overriding royalty interests. Plaintiffs and intervenors claimed actual damages of approximately
$3.1 million for the lost leasehold estate, and approximately $2.2 million for lost overriding royalty interests in addition to pre-judgment interest, attorney's fees and costs. On April 29, 1994, this lawsuit was settled at a cost not material for financial reporting purposes.

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


                                         ENSERCH EXPLORATION PARTNERS, LTD.
                                                    (Registrant)
                                            By Enserch Exploration, Inc.
                                              Managing General Partner



Dated November 14, 1994        By             /s/Gary J. Junco
                                  --------------------------------------
                                                 Gary J. Junco
                                   President and Chief Operating Officer



Dated November 14, 1994        By             /s/J. W. Pinkerton
                                  --------------------------------------
                                                J. W. Pinkerton
                                         Vice President and Controller